Form 10QSB/A
period 1995-06-30
VICON FIBER OPTICS CORP
filed 1995-09-29
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                 Commission File Number 0-11057

                    VICON FIBER OPTICS CORP.
        (Exact name of small business issuer as specified in its
                            charter)


         Delaware                                             13-
2615925         .
(State   of   Incorporation)                      (IRS   Employer
Identification No)



            90 Secor Lane, Pelham Manor, NY    10803
            (Address of principal executive offices)

            Issuer's telephone number (914) 738-5006




Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO


The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

   Common Stock, $.01 par value, 8,340,636 Shares outstanding  at
June 30,1995
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                          June 30, 1995
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                          JUNE 30, 1995





                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 1995
   and December 31, 1994                                    1-2

Statements of Operations For the Three and
 Six Months Ended June 30, 1995 and 1994                      3

Statements of Cash Flows For the Six
 Months Ended June 30, 1995 and 1994
4


Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6

PART II

Item 1-6 not applicable                                       6












                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

                             ASSETS
                                                   JUNE   30,1995
DEC. 31, 1994
                                                  (UNAUDITED)


CURRENT ASSETS:

   Cash and cash equivalents                      $   852,775   $
1,020,910

  Accounts receivable - net of
    allowance for uncollectible
       accounts                                           453,426
323,050

    Inventories  (Note  2)                                572,242
460,986

  Prepaid expenses and other
      current  assets                                       5,555
14,142

    Total  Current  Assets                              1,883,998
1,819,088

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
    and   amortization                                     93,262
103,178

OTHER ASSETS:

    Deferred  income  taxes                               280,578
402,347

  Excess of cost over net assets of
      businesses  acquired                                315,022
321,084

   Investment  in  joint  venture                          26,515
26,515

     Deposits                                               4,487
4,487

   Cash  surrender  value of life insurance  contract      27,641
22,441

      Total  Other  Assets                                654,243
776,874

         TOTAL ASSETS                            $ 2,631,503    $
2,699,140










                See Notes To Financial Statements



                                1
                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  JUNE  30,  1995
DEC. 31, 1994
                                                  (UNAUDITED)
CURRENT LIABILITIES:

    Accounts  payable  and accrued expenses          $    112,321
$  159,970

     Income  taxes  payable                                31,199
45,898

    Current  portion  of long-term  debt                   59,419
97,710

     Total  Current  Liabilities                          202,939
303,578

LONG-TERM   DEBT                                          617,066
805,137

TOTAL    LIABILITIES                                      820,005
1,108,715

SHAREHOLDERS' EQUITY:

  Common stock - authorized
  20,000,000 shares, $.01 par value,
   issued  and  outstanding 8,340,636  shares              83,406
83,406


    Additional  paid-in  capital                        5,925,921
5,925,921

    Deficit                                           (4,197,829)
(4,418,902)

    Total  Shareholders'  Equity                        1,811,498
1,590,425

   TOTAL LIABLIITIES AND SHAREHOLDERS' EQUITY    $ 2,631,503    $
2,699,140
















                See Notes To Financial Statements

                     VICON FIBER OPTICS CORP.

                    STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                      THREE  MONTHS ENDED       SIX  MONTHS
ENDED
                                           JUNE 30                 JUNE  30
 .


                                       1995            1994            1995
1994

SALES                                       $723,929     $489,096   $1,283,524
$953,333

COST  OF GOODS SOLD                       420,309      268,484      719,449
502,307

GROSS  MARGIN                             303,620      220,612      564,075
451,026

OTHER COSTS (INCOME) AND EXPENSES:
   Selling, general and
      administrative expenses             114,497      113,901      235,409
231,097
     Interest   expense                        15,464         28,834
16,845       59,067
   Interest income                      ( 14,141)    (  4,990)    ( 25,853)
( 9,889)

TOTAL  OTHER COSTS (INCOME) AND EXPENSES  115,820      137,745      226,401
280,275

INCOME BEFORE PROVISION FOR INCOME
    TAXES                                 187,800       82,867      337,674
170,751

PROVISION FOR INCOME TAXES (Note 3)       67,230       32,840       116,600
68,700

NET  INCOME                              $120,570     $ 50,027     $221,074
$102,051

INCOME PER COMMON SHARE:

         NET INCOME                      $    .02    $     .01     $    .03
$   .01

AVERAGE NUMBER OF SHARES
   USED IN COMPUTATION                  8,340,636    8,340,636    8,340,636
8,340,636














                See Notes To Financial Statements
                   VICON FIBER OPTICS CORP.

                   STATEMENTS OF CASH FLOWS

                        (UNAUDITED)
                                   SIX MONTHS ENDED
                                                     JUNE 30

                                                             1995
1994
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net  Income                                   $  221,074     $
102,051
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Depreciation   and   amortization                   18,462
18,054
    (Increase) decrease in accounts
        receivable                               (  130,376)    (
121,930)
     (Increase)  decrease in inventory           (  111,256)    (
12,840)
    (Increase) decrease in prepaid
        expenses   and  other  current   assets             8,587
11,501
    Increase (decrease) in accounts
        payable   and  accrued  expenses             (    47,649)
30,328
      Decrease   in   deferred  income  taxes             121,769
64,200
     Increase  (decrease)in income taxes  payable(   14,699)    (
19,435)

       Total  Adjustments                        (  155,162)    (
30,122)

      Net Cash Provided By
            Operating    Activities                        65,912
71,929

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions  to plant and equipment           (   2,485)     (
37,471)
    Increase in cash surrender value of
        life  insurance contract                 (   5,200)     (
4,000)

       Net  Cash (Used In) Investing Activities  (   7,685)     (
41,471)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment  of long-term debt                 (226,362)     (
85,260)

      Net Cash Provided By (used in)
          Financing  Activities                   (226,362)     (
85,260)

NET INCREASE (DECREASE) IN CASH
    AND  CASH  EQUIVALENTS                        (168,135)     (
54,802)

CASH   AND   CASH   EQUIVALENTS  -  Beginning           1,020,910
926,700

CASH  AND  CASH EQUIVALENTS - End               $   852,775     $
871,898
                See Notes To Financial Statements

                    VICON FIBER OPTICS CORP.
                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)

                                                              SIX
MONTHS ENDED

JUNE 30

                                                             1995
1994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

          Interest                                        $35,268
$48,266

          Income taxes                                    $ 9,584
$23,935



                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994.

The accounting policies followed by the Company are set forth  in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,
1994, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                                 JUNE 30, 1995     DEC. 31, 1994
                                  (Unaudited)
 Raw materials                   $  416,076        $  370,071
 Work-in-process                    119,651            64,097
 Finished goods                      36,515            26,818

                                 $  572,242        $  460,986

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense. Net operating loss carryforwards are available to the Company in the approximate amount of $1,100,000 expiring in years through 2006.



ITEM 2 -Management's Discussion and Analysis of Financial
Condition and Results of Operations

Net Sales
     Net sales for the six months ended June 30, 1995 compared to the same period in 1994 increased by $330,191. Management attributes this to increased purchases by the dental profession of dental equipment containing fiber optic components amounting to $231,896 and to sales of the Companys Fantasia line of fiber optic decorative lamps of $98,295.

Cost of Sales
   Cost of sales for the six months ended June 30, 1995 increased to 56% as compared to 53% for the same period in 1994.
Management attributes this increase to a larger segment of sales coming from lower margin products.

Selling, General and Administrative Expenses
    Selling, general and administrative expenses for the six months ended June 30, 1995 increased to $235,409 from $231,097 for the six months ended June 30, 1994. Management attributes this to a general inflationary rise in administrative expenses.

Financial  Condition  of  the Company   The  Company  gauges  its
liquidity and financial stability by the measurements as shown in the following table:

                                    June 30    December 31
                                      1995        1994
                                  (Unaudited)

  Working capital                $1,681,059    $1,515,510

  Current ratio                   9.28 to 1     5.99 to 1

  Shareholders' equity           $1,811,498   $ 1,590,425





                             PART II

Items 1-6 not applicable.






                          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    VICON FIBER OPTICS CORP.
                        (Registrant)


Date:August 10, 1995               /s/Leonard Scrivo
                                  LEONARD SCRIVO,
                                  President, Chief Executive
                                  Officer and Chief Financial
                                              Officer