Form 10QSB
period 1995-09-30
VICON FIBER OPTICS CORP
filed 1995-11-15
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

  Common Stock, $.01 par value 8,340,636 Shares outstanding at
                        September 30,1995
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                       September 30, 1995
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                       SEPTEMBER 30, 1995





                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 1995
   and December 31, 1994                                    1-2

Statements of Operations For the Three and
 Nine Months Ended September 30, 1995 and 1994                3

Statements of Cash Flows For the Nine
 Months Ended September 30, 1995 and 1994
4


Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6

PART II

Item 1-6 not applicable                                       6












                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

                             ASSETS
                                               SEPTEMBER  30,1995
DEC. 31, 1994
                                                  (UNAUDITED)


CURRENT ASSETS:

   Cash and cash equivalents                      $   957,137   $
1,020,910

  Accounts receivable - net of
    allowance for uncollectible
       accounts                                           401,072
323,050

    Inventories  (Note  2)                                549,697
460,986

  Prepaid expenses and other
      current  assets                                      23,840
14,142

    Total  Current  Assets                              1,931,746
1,819,088

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
    and   amortization                                    148,568
103,178

OTHER ASSETS:

    Deferred  income  taxes                               209,654
402,347

  Excess of cost over net assets of
      businesses  acquired                                311,991
321,084

   Investment  in  joint  venture                          26,515
26,515

     Deposits                                               4,487
4,487

   Cash  surrender  value of life insurance  contract      30,241
22,441

      Total  Other  Assets                                582,888
776,874

         TOTAL ASSETS                            $ 2,663,202    $
2,699,140










                See Notes To Financial Statements



                                1
                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                             SEPTEMBER  30,  1995
DEC. 31, 1994
                                                  (UNAUDITED)
CURRENT LIABILITIES:

    Accounts  payable  and accrued expenses          $    147,090
$  159,970

     Income  taxes  payable                                30,935
45,898

    Current  portion  of long-term  debt                   20,917
97,710

     Total  Current  Liabilities                          198,942
303,578

LONG-TERM   DEBT                                          537,461
805,137

TOTAL    LIABILITIES                                      736,403
1,108,715

SHAREHOLDERS' EQUITY:

  Common stock - authorized
  20,000,000 shares, $.01 par value,
   issued  and  outstanding 8,340,636  shares              83,406
83,406


    Additional  paid-in  capital                        5,925,921
5,925,921

    Deficit                                           (4,082,528)
(4,418,902)

    Total  Shareholders'  Equity                        1,926,799
1,590,425

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,663,202    $
2,699,140
















                See Notes To Financial Statements

                     VICON FIBER OPTICS CORP.

                    STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                      THREE  MONTHS ENDED       NINE MONTHS
ENDED
                                        SEPTEMBER 30              SEPTEMBER
30   .


                                        1995            1994           1995
1994

SALES                                       $602,862     $444,356   $1,886,386
$1,397,689

COST  OF GOODS SOLD                       345,143      246,953    1,064,592
749,260

GROSS  MARGIN                             257,719      197,403      821,794
648,429

OTHER COSTS (INCOME) AND EXPENSES:
   Selling, general and
      administrative expenses             114,037       96,990      349,446
314,754

     Interest   expense                        12,428         28,231
29,273       87,298
   Interest income                      ( 12,185)    (  5,424)    ( 38,038)
(15,313)


TOTAL  OTHER COSTS (INCOME) AND EXPENSES  114,280      119,797      340,681
386,739

INCOME BEFORE PROVISION FOR INCOME
    TAXES                                 143,439       77,606      481,113
261,690

PROVISION FOR INCOME TAXES (Note 3)       58,300       35,200       174,900
103,900

INCOME BEFORE EXTRAORDINARY ITEM          85,139       42,406      306,213
157,790

EXTRAORDINARY ITEM:
  Forgiveness of debt(Net of income
    taxes of $15,386)                     30,161         --         30,161
--  .

NET  INCOME                              $115,300     $ 42,406     $336,374
$157,790

INCOME PER COMMON SHARE:

   Income before extraordinary item           .01          .01          .04
 .02

   Extraordinary Item                        --           --             --
-- .

        NET INCOME                      $    .01     $    .01     $    .04     $
 .02

AVERAGE NUMBER OF SHARES
   USED IN COMPUTATION                  8,340,636    8,340,636    8,340,636
8,340,636


                See Notes To Financial Statements
                   VICON FIBER OPTICS CORP.

                   STATEMENTS OF CASH FLOWS

                        (UNAUDITED)
                                   NINE MONTHS ENDED
                                                   SEPTEMBER 30

                                                             1995
1994
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net  Income                                   $  336,374     $
157,790
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Depreciation   and   amortization                   27,693
27,081
    (Increase) decrease in accounts
        receivable                               (   78,022)    (
91,493)
     (Increase)  decrease in inventory           (   88,711)    (
46,694)
    (Increase) decrease in prepaid
        expenses  and  other  current  assets        (     9,698)
16,890
    Increase (decrease) in accounts
        payable   and  accrued  expenses             (    12,880)
55,397
      Decrease   in   deferred  income  taxes             192,693
94,200
     Increase  (decrease)in income taxes  payable(   14,963)    (
14,235)
          Total    Adjustments                             16,112
41,146
      Net Cash Provided By
            Operating    Activities                       352,486
198,936

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions  to plant and equipment           (  63,990)     (
57,803)
    Increase in cash surrender value of
        life  insurance contract                 (   7,800)     (
8,237)
       Net  Cash  (Used In) Investing Activities  ( 71,790)     (
66,040)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment  of long-term debt                 (344,469)     (
99,362)
      Net Cash Provided By (used in)
          Financing  Activities                   (344,469)     (
99,362

NET INCREASE (DECREASE) IN CASH
     AND   CASH   EQUIVALENTS                         (   63,773)
33,534

CASH   AND   CASH   EQUIVALENTS  -  Beginning           1,020,910
926,700

CASH  AND  CASH EQUIVALENTS - End               $   957,137     $
960,234


                See Notes To Financial Statements

                    VICON FIBER OPTICS CORP.

                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)

                                                             NINE
MONTHS ENDED

SEPTEMBER 30

                                                             1995
1994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

          Interest                                        $47,007
$70,443

          Income taxes                                    $12,312
$23,935



                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994.

The accounting policies followed by the Company are set forth  in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,
1994, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                             SEPTEMBER 30, 1995    DEC. 31, 1994
                                  (Unaudited)
 Raw materials                   $  432,655        $  370,071
 Work-in-process                     88,415            64,097
 Finished goods                      28,627            26,818

                                  $ 549,697        $  460,986

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense. Net operating loss carryforwards are available to the Company in the approximate amount of $1,100,000 expiring in years through 2006.



ITEM 2 -Management's Discussion and Analysis of Financial
Condition and Results of Operations

Net Sales
      Net sales for the nine months ended September 30, 1995 compared to the same period in 1994 increased by $488,697. Management attributes this to increased purchases by the dental profession of dental equipment containing fiber optic components amounting to $339,174 and to sales of the Company's Fantasia line of fiber optic decorative lamps of $149,523.

Cost of Sales
    Cost  of  sales for the nine months ended September 30,  1995 increased to 56% as compared to 54% for the same period in  1994.
Management attributes this increase to a larger segment of sales coming from lower margin products.

Selling, General and Administrative Expenses
    Selling,  general and administrative expenses  for  the  nine months ended September 30, 1995 increased to $349,446 from $314,754 for the same period in 1994. Management attributes this increase to a general inflationary rise in administrative expenses and increased expenses necessary to administer the additional sales.

Financial  Condition  of  the Company   The  Company  gauges  its
liquidity and financial stability by the measurements as shown in the following table:

                                September 30   December 31
                                    1995          1994
                                  (Unaudited)

  Working capital                $1,732,804    $1,515,510

  Current ratio                   9.71 to 1     5.99 to 1

  Shareholders' equity           $1,926,799   $ 1,590,425





                             PART II

Items 1-6 not applicable.






                          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    VICON FIBER OPTICS CORP.
                        (Registrant)


Date:November 15, 1995             /s/Leonard Scrivo            .
                                  LEONARD SCRIVO,
                                  President, Chief Executive
                                  Officer and Chief Financial
                                  Officer