Form 10KSB
period 1995-12-31
VICON FIBER OPTICS CORP
filed 1996-03-28
CIK 718396

30

27




                        UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

                 Commission file number 0-11057

                        VICON FIBER OPTICS CORP.             _
         (Name of Small Business Issuer in Its Charter)

        Delaware                       13-2615925               _
(State of Incorporation)        (IRS Employer Identification No.)

     90 Secor Lane, Pelham Manor, New York             10803
 (Address of Principal Executive Offices)            (Zip Code)

Issuer's telephone number (914) 738-5006

Securities registered pursuant to Section 12(b) of the Act:None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value

Check  whether  the Issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Exchange Act during the  past
12  months,  and (2) has been subject to such filing requirements
for the past 90 days.         YES   X      NO______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Issuer's   revenues  for  the  year  ended  December  31,   1995:
$2,776,022.
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1995: $7,298,057.

Number  of  common  shares  outstanding  on  December  31,  1995:
8,340,636

                       Page 1 of 30 Pages

                Exhibit Index appears at page 29
                             PART I

Item 1.  Description of Business

General

     Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and currently derives the majority of its revenue from the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements.

      Fiber optics are glass fibers through which light is transmitted. Each fiber is composed of an inner glass core with one index of refraction, covered by an outer glass cladding or coating with a higher index of refraction. The difference in the index of refraction between the core glass and the outside coat ing glass that forms the optical fiber substantially reduces the dissipation of the light energy from the filament. Optical fibers may be bundled or employed singly, depending on their intended use.

     There are two basic types of fiber optic bundles: unoriented fiber bundles and oriented or coherent fiber bundles. Unoriented fiber bundles are used for the transmission of light for illumination; oriented bundles are used for the transmission of images ("Image Bundles").

      Unoriented fiber optic illuminating systems and components have been and currently are the type manufactured and utilized by the Company in its dental products. Unoriented fiber optic components consist of a bundle or cable of thousands of unoriented glass fibers to conduct, optically, light from a source (the "illuminator") to the place where needed, overcoming obstacles between the light source and the specific area to be illuminated regardless of the curvature or other normal distor tion of the fiber cable needed to avoid such obstacles. The use of the fiber optic cable permits the transmission of light to its illuminating end without any corresponding transmission of elec tricity and without any significant transmission of heat. Ac cordingly, fiber optic illuminating systems are suitable for providing illumination under circumstances where the absence of heat and electricity is desirable and where the area to be illumi nated is relatively inaccessible to conventional means of illumination, such as in dentistry.

      An Image Bundle is a bundle in which each individual filament in the bundle has the same spatial relationship to all the other fibers in the bundle at one end of the bundle as it has at the other end. This allows the transmission of an image from one end of the Image Bundle to the other without substantial distortion. Image Bundles are used to transmit images in industrial and medical inspection scopes.

Company's History in the Dental Field

      The fiber optics first applied to dental instrumentation were external attachments to standard instruments used by dentists, such as the mirror, handpiece (commonly known to the dental patient as the "drill") and evacuator. This type of system was introduced into the dental market simultaneously by four manufacturers, among them the Company. All the systems provide much needed light, however, the external attachments and the multiplicity of cables made them awkward and difficult to use.

      To remedy this problem, the Company developed two products:
(i) handpiece tubing incorporating a fiber optic bundle, thereby eliminating the need for a separate fiber optic cable for the handpiece, and (ii) coiled fiber optic tubing, which reduced substantially the excess play found in conventional fiber optic tubing previously used with diagnostic instruments. Design patents have been granted to the Company on both developments.

      After many years of work with original equipment manu facturers of dental instruments, the Company also developed a suitable design incorporating the Company's fiber optic elements directly into the handpiece, with an ability to be coupled to the remaining components of the Company's system.

      Prior to 1981 the Company marketed, under its own name and label, its illumination system consisting of an illuminator, fiber optic handpiece tubing and various illuminating instruments such as the mirror, cheek retractor and transilluminator nationally through distributors of dental products. From 1981 to the present, the Company has marketed its illumination systems and fiber optic elements to manufacturers and distributors of dental equipment on a private label, joint venture and original equipment (OEM) basis.

Company's Current Fiber Optic Dental Products

     Currently, the Company manufactures two dental illuminators, one that is mounted away from the dental work area. The second consists of two modules with a small light module mounted under a utility tray in the dental work area and a power module mounted away from the work area. The light in both illuminators is air activated when the handpiece or instrument is removed from its console hanger.

      Both illuminators are composed of a cooling fan, a rheostat and a high intensity halogen projection lamp that focuses the light onto three fiber optic cables. The light is transmitted through the fiber optic cables in the handpiece tubing that interfaces with the fiber optic element in the handpiece.

      Instruments and attachments are illuminated with one fiber optic cable (primary probe) which is interchangeable with a tran silluminator (used for the back illumination of teeth), an il luminating mirror, a cheek retractor providing general illumina tion, and an evacuator clip for illuminating a suction tip.


Decorative Fiber Optics Products

      The  Company manufactures a line of decorative fiber  optic
lamps  under  the  tradename "Fantasia  Products."   The  Company
commenced production and national sales of the lamps in 1995.

Joint Venture Agreement

      In 1992, the Company entered into a Joint Venture Agreement with a Corporation from Anshan, China. The Joint Venture Company, Anshan Vicon Fiber Optic Products Ltd., a Chinese corporation, will manufacture certain of the Company's products. The manufacturing of these products in China will significantly reduce the cost of these products to Vicon. During 1993, Vicon effected a technology transfer to the joint venture company in China. The manufacturing facility in China is presently in the development stage.

Raw Materials.

      All components of the Company's fiber optic illuminating systems other than the fiber optic cables, which the Company manufactures with its own equipment, are manufactured for the Company by others and assembled by the Company at its plant. Many of these components (such as the light source and control module) are items inventoried by their manufacturers, and such items or their equivalent are available from several sources. Other components, such as the housing and certain of the instrumentation for these systems, are made to the Company's plans and specifications by their respective manufacturers. In most cases, essential tooling for these components is owned by the Company. The Company uses only one source for each of these components, but believes that alternative or supplementary sources can readily be obtained. None of the Company's suppliers is affiliated with the Company and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture its products.

Patents.

      The Company owns ten patents in the United States and corresponding rights abroad related to the dental products aspect of its business. The Company believes that patent protection is useful, but is not a crucial factor in its business. The Company's patents have not yet been tested judicially and, accordingly, there can be no assurance as to either the validity or scope of its patent protection. Furthermore, new technological discoveries by others may reduce the utility of the Company's patents.

Distribution and Sales.

      During 1995 one customer purchased approximately 29% of the Company's products, another customer purchased 18% and a third customer purchased 18%. The loss of any one or more of these three largest customers by the Company would have a material adverse effect on the Company's business. In 1995, approximately 1% of the Company's sales were to foreign customers.

      As of December 31, 1995, the Company had a sales backlog of approximately $841,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 1994 the Company had a backlog of approximately $1,243,000. The Company believes that the decreased backlog is due primarily to the timing of orders from customers.

Competition

      The Company believes it is one of the leading domestic manufacturers of fiber optic components and illuminating systems for use in the dental industry and of decorative fiber optic lamps.. While the Company has little direct competition for its products, there are a few other domestic manufacturers that produce similar products for the same markets as the Company. The Company depends on its propietary manufacturing techniques and abilities to design and manufacture products for the specific needs of its customers at competitive prices with a high degree of quality and service to enable the Company to maintain market share.


Employees

      The Company has 25 full-time employees, of whom two are executives, two are engineers, two are administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

Item 2.  Description of Property

      The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases a total of approximately 10,500 square feet. The Company has approximately two and one-half years remaining on a five year renewable lease of the space, which it intends to renew. The building is a two story, modern, fireproof concrete block structure. The aggregate annual rental paid by the Company in 1995 was approximately $67,000.

      The Company believes that the facilities currently in use are suitable and adequate for its business.


Item 3.  Legal Proceedings

     The Company or its property is not a party or subject to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during 1994.


                            PART II


Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

          (a)  Price Range of Common Stock

      Set  forth below in tabular form for the quarterly  periods indicated  are the high and low bid prices of Vicon Common  Stock
in   the  over-the-counter  market  as  quoted  by  the  National
Quotation Bureau, Inc., or by market makers.

                                            Bid Prices

                                         Low         High

             1994   First   Quarter                           1/8
1/4
                     Second   Quarter                         1/8
1/4
                    Third   Quarter                           1/8
1/4
                     Fourth   Quarter                         1/8
1/4

                             1995          First          Quarter
1/8       5/16
                                       Second             Quarter
1/4         1/2
                                        Third             Quarter
5/16      1 1/2
                                       Fourth             Quarter
3/8       1 3/8

     Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

          (b)  Approximate Number of Equity Security Holders

                                   Approximate Number Of Record
              Title of Class                       Holders as  of
          December 31, 1995

            Common Stock, $.01 par value                     1038


          (c)  Dividend Policy

     Holders of Common Stock of the Company are entitled to a pro rata share of any dividends when, as and if declared by the Board of Directors and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the
Company. There have been no cash dividends paid since the inception of the Company and the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance growth of the business.


Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition of Vicon

      Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:


                                                               At
                    December 31,
                                                             1995
1994

Working      Capital                                   $1,911,935
$1,515,510

Current  Ratio                                       8.43  to   1
5.99 to 1

Shareholders'      Equity                              $2,155,068
$1,590,425

Net Income                                      $  564,643      $
247,142

      The increase in working capital during 1995 was due to net income for the year and a decrease in the current portion of long-term debt.

      The increase in shareholders' equity during 1995 was due to net income for the year.

Results of Operations

Year ended December 31, 1995 Compared to Year Ended December  31,
1994

      Net  sales for the year ended December 31, 1995 as compared
to   1994   increased  by  approximately  $801,000.    Management
attributes this to increased demand in the marketplace for the Company's products.

      Cost of sales increased to 58.4% for 1995 compared to cost of sales of 51.4% in 1994. Management attributes this to an increase in sales of lower gross profit margin products.

      Selling, general and administrative expenses increased to $484,244 in 1995 as compared to $422,842 in 1994, an increase of $61,402. Management attributes this to increased expenses required for the marketing and administration of the increased sales.


Item 7.  Financial Statements



















                    VICON FIBER OPTICS CORP.


                      FINANCIAL STATEMENTS
                        FORM 10-KSB ITEM 7


                  YEAR ENDED DECEMBER 31, 1995
























                    VICON FIBER OPTICS CORP.

                 INDEX TO FINANCIAL STATEMENTS









PAGE

Independent Auditors' Report                          F-3

Financial Statements:
 Balance Sheet - December 31, 1995                   F-4 - F-5

 Financial Statements for each of the two years in the
    period ended December 31, 1995:
       Statements of Operations                      F-6
       Statements of Shareholders' Equity            F-7
       Statements of Cash Flows                       F-8

Notes to Financial Statements                         F-9 - F-17

                  INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

    We have audited the Balance Sheet of Vicon Fiber Optics Corp. as of December 31, 1995 and the related Statements of Operations, Shareholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                          Sheft Kahn & Company LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

March 6, 1996
Jericho, New York

                    VICON FIBER OPTICS CORP.

                          BALANCE SHEET

                        DECEMBER 31, 1995

                             ASSETS




CURRENT ASSETS:
 Cash and cash equivalents (Note 1)            $    858,681
 Accounts receivable - Net of allowance for
    uncollectible accounts of $1,549                621,499
 Inventories (Note 3)                               669,830
 Prepaid expenses and other current assets           19,295

       Total Current Assets                       2,169,305

PROPERTY, PLANT AND EQUIPMENT - Net of
 accumulated depreciation and
 amortization (Note 4)                               95,848

OTHER ASSETS:
 Deferred income taxes (Note 6)                      92,649
 Excess of cost over net assets of
    businesses acquired                             308,960
 Deposits
109,559
 Investment in joint venture (Note 9)                26,515
 Cash    surrender    value    of   life    insurance    contract
33,827

       Total Other Assets                           571,510
       TOTAL ASSETS                               $2,836,663






See accompanying Notes to Financial Statements.

                    VICON FIBER OPTICS CORP.

                         BALANCE SHEET

                       DECEMBER 31, 1995



              LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable and accrued expenses         $   194,572
 Income taxes payable (Note 6)                      33,586
 Current     portion    of    long-term     debt     (Note     5)
29,212

       Total Current Liabilities                   257,370

LONG-TERM DEBT (Note 5)                             424,225

       Total Liabilities                           681,595

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
     8,340,636 shares                               83,406
 Additional paid-in capital                      5,925,921
 Deficit
(  3,854,259)

       Total Shareholders' Equity                2,155,068

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY$2,836,663







See accompanying Notes to Financial Statements.

                    VICON FIBER OPTICS CORP.

                    STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31,




                                          1995          1994


SALES                                   $2,776,022   $1,974,683

COST OF GOODS SOLD                       1,622,534    1,014,604

    GROSS MARGIN                        1,153,488      960,079

OTHER COSTS (INCOME) AND EXPENSES:
 Selling,  general  and administrative expenses           484,244
422,842
 Interest expense                          44,358       91,204
 Interest  income                       (       49,908)(       23
,354)

    TOTAL OTHER COSTS (INCOME) AND
      EXPENSES                              478,694     490,692

    INCOME BEFORE PROVISION FOR INCOME
       TAXES AND EXTRAORDINARY ITEM       674,794      469,387

PROVISION FOR INCOME TAXES (Note 6)          236,857          195
,245

    INCOME BEFORE EXTRAORDINARY ITEM      437,937      274,142

    EXTRAORDINARY ITEM (NET OF INCOME
       TAXES    OF    $72,841)   (NOTE   11)              126,706
-

    NET INCOME                         $   564,643  $  274,142

INCOME PER COMMON SHARE:

    INCOME   BEFORE  EXTRAORDINARY  ITEM    $            .05    $
 .03

    EXTRAORDINARY    ITEM                     $              .01$
-

    NET    INCOME                           $            .06    $
 .03

AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION                         8,340,636    8,340,636




See accompanying Notes to Financial Statements.

                              F-6
                           VICON FIBER OPTICS CORP.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE TWO YEARS ENDED DECEMBER 31, 1995



TOTAL

ADDITIONAL                         SHARE-
                                              COMMON      PAID-IN     HOLDERS'
                                                STOCK                CAPITAL
DEFICIT        EQUITY



Balance - January 1, 1994   $83,406  $5,925,921  ($4,693,044) $1,316,283

NET INCOME                     -           -         274,142     274,142

Balance - December 31, 1994  83,406   5,925,921  ( 4,418,902)  1,590,425

NET INCOME                     -           -         564,643     564,643

Balance-December 31, 1995   $83,406  $5,925,921  ($3,854,259)  2,155,068






























See accompanying Notes to Financial Statements.



                                     F-7
                    VICON FIBER OPTICS CORP.

                    STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31,

                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $  564,643  $  274,142
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation  and amortization             37,959       42,728
Gain on extinguishment of debt          (    148,006)    -
   (Increase)  in accounts receivable   (    298,449)(     164,76
5)
   (Increase)  in inventory             (    208,844)(       41,0
26)
   (Increase) decrease in prepaid expenses
    and other current assets           (        5,153)   3,896
   Decrease in deferred income taxes       309,698     174,651
   Increase in accounts payable and
    accrued expenses                        34,602       3,747
   (Decrease)   in income taxes payable (      12,312)(         3
,341)

    Total  Adjustments                  (    290,505)        15,8
90

    Net  Cash  Provided by Operating Activities           274,138
290,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment           (    123,577)
(       61,597)
(Increase) in cash surrender value of life insurance
 contract                               (      11,386)(        10
,439)

    Net  Cash (Used in) Investing Activities        (    134,963)
(       72,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt             (    301,404)(      123,7
86)

    Net  Cash (Used in) Financing Activities        (    301,404)
(     123,786)

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                    (    162,229)    94,210

CASH AND CASH EQUIVALENTS - Beginning       1,020,910      926,700

CASH AND CASH EQUIVALENTS - End            $  858,681  $1,020,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the years for:
 Interest                              $    44,358 $    93,320

 Income taxes                          $      9,584 $    23,935

See accompanying Notes to Financial Statements.
  F-8

  VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 -    SUMMARY OF ACCOUNTING POLICIES

       A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below:

       a)  Cash and Cash Equivalents:

          For the purpose of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, and any other highly liquid debt instruments purchased with a maturity of three months or less.

       b) Inventories:

          Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

       c)  Property, Plant and Equipment:

          Property, plant and equipment is stated at cost.

          Depreciation  of  property,  plant  and  equipment   is
          computed on the straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes over the estimated useful lives of the related assets. Cost and the related accumulated depreciation are deducted from the accounts on retirement or disposal and any resulting gain or loss is reflected in income. Betterments and major renewals or replacements are capitalized.

       d) Excess of Cost Over Net Assets of Businesses Acquired:

          Represents the excess of cost over net assets of acquired companies. These amounts are being amortized over forty years.

       e) Revenue Recognition:

          Revenue is recognized on sales of products, generally at the time of shipment.

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 -    SUMMARY OF ACCOUNTING POLICIES (Continued)

       f)  Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       g) Deferred Income Taxes:

          The Company has recorded a deferred tax asset of $92,649, reflecting the benefit of loss carryforwards, which expire in varying amounts between 2002 and 2005. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       h) Financial Instruments:

          The carrying values of all assets and liabilities deemed to be financial instruments in accordance with SFAS No. 107 approximate their respective fair values. Current market rates were used, together with credit worthiness and collateral, where applicable.

       i) Primary and Fully Diluted Earnings Per Share:

          Net income per share is computed by dividing the net income for the year by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents for primary and fully diluted earnings per share resulted in less than a 3% dilution and have been excluded.

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS

NOTE 2 -   MAJOR CUSTOMERS AND EXPORT SALES

       Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

                                       Year Ended December 31,
         Customer                          1995      1994
                                                                A
17.80%                                                     17.61%
B
*                                                           12.74
C
17.80                                                           *
D
*                                                           13.58
E
28.97            28.24

       64.57%   72.17%
       * - Less than 10 percent of sales.

       Export sales, expressed as a percentage of sales are summarized as follows:

                                       Year Ended December 31,
                              Geographic                     Area
1995            1994
        Europe                                              1.20%
1.19%                                                       South
America                                                      2.94
 .76
        North                                             America
-                         -

        4.14%             1.95%
NOTE 3 - INVENTORIES

       The composition of inventories at December 31, 1995 and 1994 is as follows:

       1995     1994

       Raw materials                     $554,032   $370,071
       Work-in-process                     19,588     64,097
       Finished goods                       96,210    26,818

     $669,830$460,986

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS




NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31, 1995 is summarized as follows:

       USEFUL
LIFE

       Machinery and equipment    $  491,621 3-10 years
       Furniture, fixtures and
         office equipment               168,228 2-10 years
       Leasehold           improvements                   346,126
Lease term
                                              1,005,975
       Accumulated depreciation
         and amortization                910,127
                                    $    95,848

       Depreciation and amortization expense for the years  ended
       December  31,  1995  and  1994  amounted  to  $25,835  and
       $30,616, respectively.

NOTE 5 - LONG-TERM DEBT

       Long-term debt at December 31, 1995 consists of the following:

       Amounts due to the former Chairman
            of   the   Board   and  President   of   Saxton   (a)
   $304,937

       10% convertible subordinated notes (b)           141,000

       Notes payable - Other                      7,500
                                                 453,437
       Less:  Current portion                    29,212


       $424,225

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS

NOTE 5 -     LONG-TERM DEBT (Continued)

       (a) In December 1989, pursuant to a stipulation of compromise and settlement, Vicon agreed to pay a total of $950,000 as follows:

                 i)$100,000 to the former President of Saxton on January 1, 1990

                                                ii)    Commencing
              January  1,  1990  and  monthly  thereafter   until
              December  1, 1997, $5,500 per month to  the  former
              Chairman of the Board of Saxton

           iii)   Commencing   January  1,   1998   and   monthly
              thereafter until December 1, 2000, $8,944 per month to the former Chairman of the Board of Saxton

           In  December 1989, the Company recorded a liability of
           $489,590  representing  the  present  value  of   such
           payments  discounted  for  interest  imputed   at   15
           percent per annum.

       (b) In 1992, the Company issued $91,000 of convertible notes and $50,000 during 1993, which are due in 1997. The notes bear interest at 10% per annum and are convertible into shares of the Company's stock at a purchase price of $.75 per share.

       In December 1994 the Company established a credit facility with Marine Midland Bank, whereby the Company may borrow up to $500,000 for working capital purposes and an additional $250,000 for support of trade service products. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an investment account maintained with the bank.

       Aggregate annual maturities applicable to long-term debt are as follows:

       Year Ending
       December 31,               Amount

         1996                            $  29,212
         1997                              166,202
         1998                               73,551
                                                             1999
       85,374
         2000                               99,098
                                $453,437

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

       Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax laws, and the effects of future changes in tax laws or rates are not anticipated. The net difference between the provision for income taxes and income taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and liabilities are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes or based on the expected reversal date for deferred income taxes not related to an asset or liability.

       Deferred   income  taxes  consist  of  the  following   at
       December 31, 1995:

       Benefit    of    net    operating    loss    carryforwards
$92,649
Valuation allowance                                       -

           Deferred Income Taxes - Net     $92,649

       The valuation allowance decreased $44,705 during the year ended December 31, 1995.

       The  provision  for  income  taxes  for  the  years  ended
       December 31, 1995 and 1994 consisted of the following:


                                                             1995
1994
       Current - State               $    5,186 $  20,594

       Deferred:
         Federal                      263,020    139,181
         State                           41,492    35,470
           Total Deferred              304,512   174,651

           Total                     $309,698   $195,245

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued)

       A   reconciliation  of  income  tax  expense  computed  at
       statutory rates to above amounts at effective rates is as follows:


       1995            1994
                                       Income tax expense at
         statutory rates              $223,991  $159,592
       State and local, net of
         federal benefit                68,225    20,197
       Non-deductible expenses           17,482    15,456

       Income tax expense at
         effective rates              $309,698  $195,245

                                                Net operating loss
       carryforwards  are  available  to  the  Company   in   the
       approximate amount of $465,000, which expire in years through 2005.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       Leases

       On August 1, 1993, the Company renegotiated its lease and is now obligated under the terms of a new lease, expiring on July 31, 1998, which calls for a base annual rent of $66,780 plus real estate tax escalations. The total rent expense under operating leases charged to operations for the years ended December 31, 1995 and 1994 was $66,780 in each year.

       The Company also has a lease on office equipment for $223 per month through November 1996 and three auto leases totaling $1,199 per month through February 1998.

NOTE 8 - STOCK OPTION PLAN

       Effective May 11, 1984, the 1984 Stock Option Plan for Incentive Stock Options and Non Qualified Options (the "Plan") was adopted.
       The Plan provides for granting to key employees, and others who are not employees but have made or are expected to make contributions to the success of the Company, the option to purchase Company common stock. Options for an aggregate of up to 400,000 shares of common stock may be granted under the plan.

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN (Continued)
       The exercise price of each Incentive Stock Option granted under the Plan will be determined by the Stock Option Committee (Committee) on the date of grant, but will not be less than 100 percent of the fair market value of the common stock on the date of grant. Such options will expire on the date established by the Committee, but if no such date is established, then expiration will be five years after the date of grant.

       Non Qualified Stock Options may be granted at prices less than the fair market value of the shares on the date of grant, as the Committee may determine. Such options may be granted for periods of up to ten years.
       Information with respect to options under the above plan follows:


Option Price
                                                           Shares
Per    Share       Aggregate                          Outstanding
December 31,
         1995  and 1994          55,000    $.875 to $2.25   $55,0
00

       At   December  31,  1995  and  1994,  exercisable  options
       totalled 55,000 shares. At December 31, 1995, options for the purchase of 225,000 shares were available for future grant.

NOTE 9 - JOINT VENTURE AGREEMENT
       On  March  17,  1992,  the Company entered  into  a  joint venture agreement with China Anshan Television Broadcasting Equipment Group Company, in accordance with the Foreign Joint Venture Enterprise Ordinance of the People's Republic of China and other related statutes. The Company has a 25% interest in the joint venture. The joint venture company, Anshan Vicon Fiber Optic Products, Ltd., a Chinese corporation located at Anshan, Liao Ning Province, People's Republic of China, will manufacture certain of the Company's products. The manufacturing of these products in China should significantly reduce the cost of these products to Vicon. During 1993, Vicon effected a technology transfer to the joint venture company in China. The manufacturing facility in China is presently in the development stage.

       The Company has accounted for its investment using the equity method of accounting. During 1993 the Company sold certain manufacturing equipment to the joint venture. The Company reduced the resultant gain from such sale by 25%, with a corresponding reduction in their investment, based on their ownership percentage.

                      VICON FIBER OPTICS CORP.

                   NOTES TO FINANCIAL STATEMENTS



NOTE 10 -FAIR VALUES OF FINANCIAL INSTRUMENTS

       Disclosure of fair value information about certain financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value, is required by Statement of Financial Accounting Standards (SFAS) 107, Disclosure About Fair Value of Financial Instruments. The following methods and assumptions were used in estimating fair values:

       Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

       Short and long-term debt: The carrying amounts of the Company's borrowings under it revolving credit agreements, as well as all short-term borrowings, approximate their fair values. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

       The  carrying  amounts and fair values  of  the  Company's
       financial  instruments  at  December  31,  1995   are   as
       follows:

                                              Carrying
                                               AmountsFair Value

       Cash and cash equivalents              $858,681 $858,681
       Short and long-term debt                453,437  453,437

NOTE 11 -EXTRAORDINARY ITEM

       During the year ended December 31, 1995 the Company entered into an agreement with Northern Financial Equity Group, Ltd., as successor to the Bank of Hartford, whereby the Company paid $72,009 as full satisfaction of debt in the amount of $120,015. Also, the Company retired $100,000 convertible subordinated notes plus accrued interest, which had not been tendered for conversion or payment for a period 5 years subsequent to the conversion date. the Company has accounted for these transactions as an extraordinary item, in accordance with SFAS No. 76.

Item  8.   Disagreements  with  Accountants  on  Accounting   and
Financial
          Disclosure

     None.

                            PART III

Item 9.  Directors and Executive Officers

                         LEONARD SCRIVO

      Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. Age 58.

                           LES WASSER

       Director,   Secretary  and  Controller  of  the   Company.
Certified Public Accountant.  Director since June 1990. Age 52.

                      STANLEY A. YOUDELMAN

      Director, oral and maxillofacial surgeon, chief of oral surgery at St. Johns Episcopal Hospital in Smithtown, NY, Professor of Clinical Dentistry at the Dental School of the Stony Brook Division of the State University of New York. Director of Selvac Corporation. Director since December 1991. Age 55.

Item 10.   Executive Compensation

      Leonard Scrivo, the Company's President, Chief Executive Officer and Treasurer received cash compensation of $84,651 in 1995. This amount includes $1,974 in life insurance premiums paid by the Company on behalf of Mr. Scrivo. Total cash compensation for all executive officers as a group for 1995 was $133,161.

Directors' Compensation

          No  director  receives any compensation  for  attending
Board meetings.


Item  11.   Security Ownership and Certain Beneficial Owners  and
Management

      The following table sets forth as of December 31, 1995 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:


                                                Number         of
          Approximate % of
Name                                                 Shares Owned
          Outstanding Shares

Leonard       Scrivo(1)(2)                                987,978
12.3%

Les   Wasser(1)(2)                                        145,000
1.8%

Stanley    A.   Youdelman(2)(3)                            41,600
0.5%

All officers and directors
   as a group
   (three  persons)                                     1,174,578
14.6%

Donald   J.  Unger(4)                                     980,000
12.2%

Carol   Cooper                                            596,378
7.4%


     (1) Officer of the Company.

     (2) Director of the Company.

     (3) Includes 6,750 shares owned by members of his family in which Dr. Youdelman disclaims any beneficial interest.

      (4) Includes 200,000 shares owned by members of his family in which Mr. Unger disclaims any beneficial interest.

Item 12.  Certain Relationships and Related Transactions

     None.

                            PART IV

Item 13.  Exhibits and Reports on Form 8-K




(a)(1)  Financial Statements

      The following statements of Vicon Fiber Optics Corp. are included in Part II, Item 7:

Page

             Audit    Report    of   Sheft   Kahn    &    Company
11

          Financial Statements

                  Balance    Sheet    -   December    31,    1995
12-13

               Statements of Operations -
                 Years   ended   December  31,  1995   and   1994
14

               Statements of Shareholders Equity --
                             Years  ended December 31,  1995  and
1994              15

               Statements of Cash Flows --
                             Years  ended December 31,  1995  and
1994              16

                     Notes      to      Financial      Statements
17-25



(b)     No Reports on Form 8-K were filed during 1994.

(c)  Exhibits

                          3.1     Articles  of Incorporation,  as
                    amended
                                (filed as Exhibit 3.1 to Form 10,
                    Registration No. 0-11057, filed on June 13, 1983, and incorporated herein by reference.)

                          3.2    By-laws (filed as Exhibit 3.2 to
                    Form 10,
                                 Registration No. 0-11057,  incor
                    porated herein by reference).

                          4.1     Certificate for  Common  Stock,
                    $.10  par value (filed as Exhibit 4.1 to Form
                    10, Registration No. 0-11057, incorporated herein by reference).

                           4.2      Certificate  for  Convertible
                    Subordinated Notes, due December 31, 1986, and Agreement (filed as Exhibit 4.2 to Form 10, Registration No. 0-11057, incorporated herein by reference).

                         4.3    Warrant to Purchase Common Stock,
                    $.10 par value (expiring December 31, 1986) (filed as Exhibit 4.3 to Form 10, Registra tion No. 0-11057, incorporated herein by reference).

                          4.4     Form  of 12% Convertible  Subor
                    dinated Note (filed as Exhibit 4.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K"), incorporated herein by reference).

               4.6  Certificate of Amendment of Certificate of
                         Incorporation to increase the authorized
capital stock
                         of  the Company to twenty million shares
and to change
                         the  par value to $.01 per share. (filed
as Exhibit 4.6
                        to the 1992 Form 10-KSB).
                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VICON FIBER OPTICS CORP.




                                           By         _/s/Leonard
Scrivo_____________                               Leonard Scrivo,
President


                                           Date  March  28,  1995
_



     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                      Signature                             Title
Date




/s/Leonard  Scrivo                  President (Chief        March
28,  1995
LEONARD SCRIVO                        Executive Officer),
                          Treasurer and Director



/s/Les            Wasser                                 Director
March 28,  1995
LES WASSER                        Secretary
                                           Controller


/s/Stanley  A.  Youdelman        Director                   March
28,  1995
STANLEY A. YOUDELMAN