Form 10QSB
period 1996-03-31
VICON FIBER OPTICS CORP
filed 1996-05-15
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                 Commission File Number 0-11057

                    VICON FIBER OPTICS CORP.
        (Exact name of small business issuer as specified in its
                            charter)


                                                         Delaware
13-2615925         .
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

   Common Stock, $.01 par value, 8,340,636 Shares outstanding  at
March 31,1996
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                         March 31, 1996
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                         MARCH 31, 1996





                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 1996
   and December 31, 1995                                    1-2

Statements of Operations For the Three
 Months Ended March 31, 1996 and 1995                         3

Statements of Cash Flows For the Three
 Months Ended March 31, 1996 and 1995
4-5


Notes             to             Financial             Statements
6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6-7

PART II

Item 1-5 not applicable                                       8

Item 6  Computation of earnings per share
8



                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

                             ASSETS

March 31,1996  DEC. 31, 1995

(UNAUDITED)


CURRENT ASSETS:

            Cash           and          cash          equivalents
$   993,848   $    858,681

  Accounts receivable - net of
    allowance for uncollectible
                                                         accounts
447,862        621,499

                 Inventories               (Note               2)
735,410        669,830

  Prepaid expenses and other
                            current                        assets
12,008          19,295

                 Total               Current               Assets
2,189,128      2,169,305

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
                          and                        amortization
105,808          95,848

OTHER ASSETS:
                Deferred               income               taxes
49,347          92,649

  Excess of cost over net assets of
                         businesses                      acquired
305,929        308,960

                                                         Deposits
167,977        109,559

           Investment          in          joint          venture
26,515         26,515

     Cash    surrender   value   of   life   insurance   contract
36,427         33,827

    Total Other Assets
586,195       571,510

         TOTAL ASSETS
$ 2,881,131  $2,836,663
              LIABILITIES AND SHAREHOLDERS' EQUITY


MARCH 31, 1996   DEC. 31, 1995

(UNAUDITED)
CURRENT LIABILITIES:

        Accounts      payable      and      accrued      expenses
138,062        194,572

                 Income               taxes               payable
33,972         33,586

         Current       portion      of       long-term       debt
29,212         29,212

                Total             Current             Liabilities
201,246        257,370

LONG-TERM                                                    DEBT
419,097        424,225

TOTAL LIABILITIES
620,343        681,595

CAPITAL                                                SUBSCRIBED
35,000            --

SHAREHOLDERS' EQUITY:

  Common stock - authorized
  20,000,000 shares, $.01 par value,
  issued and outstanding 8,340,636
83,406         83,406


               Additional             paid-in             capital
5,925,921      5,925,921

                                                          Deficit
(3,783,539)    (3,854,259)

               Total             shareholders'             equity
2,225,788      2,155,068

    TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY      $  2,881,131
$ 2,836,663
                                     VICON FIBER OPTICS CORP.

                                  STATEMENTS OF OPERATIONS

                                             (UNAUDITED)


THREE MONTHS ENDED

MARCH 31



1996          1995

                                                                      SALES
$658,659     $559,595

                  COST              OF              GOODS              SOLD
369,551       299,640

                                  GROSS                              MARGIN
289,108        259,955

    OTHER COSTS (INCOME) AND EXPENSES:
            Selling,      general      and     administrative      expenses
154,986       120,912
                      Research                and               development
16,336            --
                                 Interest                           expense
14,897           1,381
                                  Interest                           income
( 11,519)      ( 11,712)

          TOTAL OTHER COSTS (INCOME) AND EXPENSES             174,700
110,581

     INCOME  BEFORE  PROVISION FOR  INCOME  TAXES                   114,408
149,374

         PROVISION     FOR     INCOME     TAXES     (Note      3)
43,688        49,370

                                   NET                               INCOME
$ 70,720     $100,004


    INCOME PER COMMON SHARE:

                                       NET                           INCOME
 .01    $         01

    AVERAGE NUMBER OF SHARES
                       USED                  IN                 COMPUTATION
8,367,471    8,340,636

                         VICON FIBER OPTICS CORP.

                       STATEMENTS OF CASH FLOWS

                            (UNAUDITED)

                                  THREE MONTHS ENDED

MARCH 31


1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:

                             Net                           Income
$ 70,720    $ 100,004
  Adjustments for noncash items
   included in net income:
               Depreciation           and            amortization
9,531           9,231
    (Increase) decrease in accounts
                                                       receivable
173,637          1,397
            (Increase)        decrease        in        inventory
( 65,580)      ( 97,666)
    (Increase) decrease in prepaid
            expenses      and      other      current      assets
7,287          4,567
     Increase (decrease) in accounts
              payable         and        accrued         expenses
( 56,510)        41,161
          Decrease       in      deferred      income       taxes
43,302         57,726
         Capital      stock     subscribed      for      expenses
35,000            --
        Increase(decrease)     in    income     taxes     payable
386       ( 17,941)
                           Total                      Adjustments
147,053)      (   4,125)

      Net Cash Provided (Used) By
                           Operating                   Activities
217,773        95,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase    of    property,    plant    and    equipment
(74,878)           --
      (Increase) in cash surrender value of life insurance      (
2,600)           --

             Net    Cash    (Used   in)   Financing    Activities
(77,478)          --

CASH FLOWS FROM FINANCING ACTIVITIES:

             Repayment         of         long-term          debt
5,128      218,442

      Net Cash Provided By (Used In)
                           Financing                   Activities
(  5,128)     (218,442)

NET INCREASE (DECREASE) IN CASH AND CASH
                                                      EQUIVALENTS
135,167      (122,563)

CASH  AND  CASH  EQUIVALENTS - Beginning                  858,681
1,020,910

CASH  AND CASH EQUIVALENTS - End                      $   993,848
$  898,347






                    VICON FIBER OPTICS CORP.

                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)


THREE MONTHS ENDED

MARCH 31


1996         1995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

                                                         Interest
$11,372     $16,304

                                Income                      taxes
$    ---        $ 9,584

     On March 20, 1996, the Company subscribed to issue shares of common stock. The transaction was accounted for as follows:

     Increase in capital subscribed
$35,000
     Increase in cost of goods sold
(  4,000)
     Increase in research and development
(  4,000)
     Increase in selling, general and administrative expenses
(27,000)

$    ------
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
                                  MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION

In   the   opinion  of  management,  the   accompanying
unaudited  interim financial statements of Vicon  Fiber
Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1995, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is:

                                 MARCH 31, 1996    DEC.
31, 1995
                                  (Unaudited)

  Raw  materials                   $   586,049        $
554,032
       Work-in-process                           34,677
19,588
     Finished    goods                          114,684
96,210

                                          $     735,410
$  669,830

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense. Net operating loss carryforwards are available to the Company in the approximate amount of $ 465,000 expiring through 2005.


ITEM 2 -Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Sales

      Net sales for the three months ended March 31, 1996 compared to the same period in 1995 increased by $99,064. Management attributes this to increased demand in the marketplace for the Company's products.
Cost of Sales

    Cost of sales for the three months ended March  31,
1996   increased to 56% as compared to 54% for the same
period in 1995. Management attributes this increase principally to a general inflationary rise in the cost of goods and services.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the three months ended March 31, 1996 increased to $154,986 from $120,912 for the three months ended March 31, 1995. Management attributes this to increased expenses necessary to administer the additional sales and to payment of salary incentives in the form of common stock to key employees.

Interest Expense

      Interest  expense increased to  $14,897  for  the
three  months ended March 31, 1996 from $1,381 for  the
three months ended March 31, 1995.  This was the result
of  the  settlement of a long-term debt in  1995  which
included  the  forgiveness  and  reversal  of   accrued
interest payable in the amount of $20,822.

Financial Condition of the Company

    The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                              March  31
December 31
                                                   1996
1995
                                           (Unaudited)

      Working    capital                     $1,987,882
$1,911,935

    Current  ratio                         10.88  to  1
8.43 to 1

      Shareholders'    equity                $2,225,788
$2,155,068

Related Party Transactions

      On  March  20,  1996, the Company issued  175,000
restricted shares of common stock to certain key employees and a consultant of the Company in lieu of compensation.

      Due to the restrictions and non-marketability  of
the  shares  issued, the value of  the  stock  and  the
corresponding compensation were recorded at a value  of
$35,000  ($.20/share).   Net  income  for  the   period
reflects a charge against income for the $35,000 of compensation.

      Also on March 20, 1996, the Company granted, to certain key employees and a consultant, options to purchase 235,000 shares of the Company's common stock @
$.875. These options are due to expire between 3/20/01 and 3/20/06.


                             PART II

Items 1-5 not applicable.

Item 6 - COMPUTATION OF EARNINGS PER SHARE   (UNAUDITED)  EXHIBIT
11


Three Months Ended March 31,

1996               1995

          Primary:
               Average shares outstanding               8,361,790
8,340,636
              Net effect of dilutive stock
                   options-based on the
                   treasury stock method using
                             average         market         price
5,681            --____

                                                           TOTALS
8,367,471      8,340,636

            Net  Income                                         $
70,720     $  100,004

                        Per              share             amount
$.01              $.01


                          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    VICON FIBER OPTICS CORP.
                        (Registrant)


Date:May 15, 1995                   /s/Leonard Scrivo           _
                                  LEONARD SCRIVO,
                                  President, Chief Executive
                                  Officer and Chief Financial
                                  Officer