Form 10QSB
period 1996-06-30
VICON FIBER OPTICS CORP
filed 1996-08-13
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

   Common Stock, $.01 par value, 8,515,636 Shares outstanding  at
June 30,1996
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                          June 30, 1996
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                          JUNE 30, 1996





                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 1996
   and December 31, 1995                                    1-2

Statements of Operations For the Three and
 Six Months Ended June 30, 1996 and 1995                      3

Statements of Cash Flows For the Six
 Months Ended June 30, 1996 and 1995
4


Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6

PART II

Item 1-6 not applicable                                       6












                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

                             ASSETS


JUNE 30,1996  DEC. 31, 1995

(UNAUDITED)


CURRENT ASSETS:

            Cash           and          cash          equivalents
$1,016,757   $    858,681

  Accounts receivable - net of
    allowance for uncollectible
                                                         accounts
536,342         621,499

  Inventories (Note 2)
745,131         669,830

  Prepaid expenses and other
                            current                        assets
5,332          19,295

                 Total               Current               Assets
2,303,562      2,169,305

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
                          and                        amortization
363,563           95,848

OTHER ASSETS:

                Deferred               income               taxes
2,126           92,649

  Excess of cost over net assets of
                         businesses                      acquired
302,898         308,960

                                                         Deposits
4,487         109,559

           Investment          in          joint          venture
26,515           26,515

    Cash    surrender   value   of   life   insurance    contract
39,027            33,827

      Total Other Assets
375,053          571,510

                               TOTAL                       ASSETS
$ 3,042,178    $ 2,836,663










                See Notes To Financial Statements



                                1
                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


JUNE 30, 1996   DEC. 31, 1995

(UNAUDITED)
CURRENT LIABILITIES:

    Accounts payable and accrued expenses                       $
227,041    $    194,572

                 Income               taxes               payable
34,306            33,586

         Current       portion      of       long-term       debt
29,212            29,212

                Total             Current             Liabilities
290,559         257,370

LONG-TERM                                                    DEBT
413,780         424,225

TOTAL                                                 LIABILITIES
704,339         681,595

SHAREHOLDERS' EQUITY:

  Common stock - authorized
  20,000,000 shares, $.01 par value,
       issued      and      outstanding     8,515,636      shares
85,156          83,406


               Additional             paid-in             capital
5,959,171      5,925,921

                                                          Deficit
(3,706,488)    (3,854,259)

               Total             Shareholders'             Equity
2,337,839      2,155,068

   TOTAL LIABLIITIES AND SHAREHOLDERS' EQUITY      $ 3,042,178
$ 2,836,663
















                See Notes To Financial Statements

                     VICON FIBER OPTICS CORP.

                    STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                         THREE MONTHS ENDED
SIX MONTHS ENDED
                                                                   JUNE  30
JUNE 30     .


                                                                       1996
1995            1996            1995

SALES                                                                  $678,481
$723,929   $1,337,140   $1,283,524

COST OF GOODS SOLD                                        387,114     416,889
756,665        716,029

GROSS    MARGIN                                                     291,367
307,040        580,475        567,495

OTHER COSTS (INCOME) AND EXPENSES:
   Selling, general and
       administrative  expenses                                     152,631
114,497        307,617        235,409
    Research and development                                  12,430
3,420          28,766            3.420
                            Interest                         expense
14,701       15,464          29,598          16,845
   Interest income                                                ( 13,001)
(14,141)       ( 24,520)        (25,853)

TOTAL OTHER COSTS (INCOME) AND EXPENSES   166,761     119,240         341,461
229,821

INCOME BEFORE PROVISION FOR INCOME
   TAXES                                                            124,606
187,800         239,014        337,674

PROVISION  FOR  INCOME TAXES (Note  3)                 47,555        67,230
91,243       116,600

NET   INCOME                                                      $  77,051
$120,570       $147,771     $221,074

INCOME PER COMMON SHARE:

         NET INCOME                                               $     .01
$     .02         $    .02          $   .03

AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                8,643,353    8,340,636
8,493,855     8,340,636














                See Notes To Financial Statements
                   VICON FIBER OPTICS CORP.

                   STATEMENTS OF CASH FLOWS

                        (UNAUDITED)
                                   SIX MONTHS ENDED

JUNE 30


1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

                             Net                           Income
$ 147,771    $ 221,074
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
               Depreciation           and            amortization
24,562        18,462
    (Increase) decrease in accounts
      receivable
85,157    ( 130,376)
    (Increase) decrease in inventory
(  75,301)   ( 111,256)
    (Increase) decrease in prepaid
      expenses and other current assets
13,963         8,587
    Increase (decrease) in accounts
              payable         and        accrued         expenses
32,469    (   47,649)
          Decrease       in      deferred      income       taxes
90,523       121,769
          Capital       stock      issued      for       expenses
35,000           --
        Increase     (decrease)in    income     taxes     payable
720    (   19,699)

                           Total                      Adjustments
207,093    ( 155,162)

      Net Cash Provided By
                           Operating                   Activities
354,864         65,912

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to plant and equipment                          (
286,215)    (    2,485)
    Decrease in deposits
105,072
    Increase in cash surrender value of
       life insurance contract
(    5,200)    (     5,200)

      Net Cash (Used In) Investing Activities                 (
186,343)       (  7,685)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt
( 10,445)     (  226,362)

      Net Cash Provided By (used in)
         Financing Activities
( 10,445)     (  226,362)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS
158,076      (  168,135)

CASH AND CASH EQUIVALENTS - Beginning                858,681
1,020,910

CASH AND CASH EQUIVALENTS - End                    $1,016,757
$ 852,775
See Notes To Financial Statements

                    VICON FIBER OPTICS CORP.
                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)


SIX MONTHS ENDED

JUNE 30


1996        1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

                                                         Interest
$29,598     $35,268

                                Income                      taxes
$   --          $ 9,584



                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

The accounting policies followed by the Company are set forth  in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,
1995, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                                                  JUNE  30,  1996
DEC. 31, 1995
                                                    (Unaudited)
  Raw materials                              $  559,114         $
416,076
      Work-in-process                                      61,409
119,651
     Finished    goods                                    124,608
36,515

                                                     $    745,131
$572,242

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a  reduction of  income  tax  expense.  Net operating loss  carryforwards  are available  to the Company in the approximate amount  of  $465,000 expiring in years through 2006.

ITEM   2  -Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Net Sales
     Net sales for the six months ended June 30, 1996 compared to the same period in 1995 increased by $53,616. Management attributes this to increased purchases by the dental profession of dental equipment containing fiber optic components amounting to $25,829 and to an increase in sales of the Company's Fantasia line of fiber optic decorative lamps of $27,787.

Cost of Sales
   Cost of sales for the six months ended June 30, 1996 increased to 57% as compared to 56% for the same period in 1995.
Management attributes this increase to a larger segment of sales coming from lower margin products.

Selling, General and Administrative Expenses
    Selling, general and administrative expenses for the six months ended June 30, 1996 increased to $307,617 from $235,409 for the six months ended June 30, 1995. Management attributes this to increased marketing and public relations expenses and to payment of salary incentives in the form of common stock to key employees.

Research and Development

    Research  and  development represents  expenditures  for  the creation of new products and manufacturing techniques. The increase in this expense for the six months ended June 30, 1996 compared to 1995 is a result of the expenditures commencing in the second quarter of 1995. Research and development expenses for 1995 were not segregated and have been reclassified in order to reflect comparative presentation with 1996 information.

Interest Expense

   Interest expense increased to $29,598 for the six months ended June 30, 1996 from $16,845 for the six months ended June 30, 1995. This was the result of the settlement of a long-term debt in 1995 which included the forgiveness and reversal of accrued interest payable in the amount of $20,822.

Financial  Condition  of  the Company   The  Company  gauges  its
liquidity and financial stability by the measurements as shown in the following table:

                                         June 30    December 31
                                           1996        1995
                                       (Unaudited)

  Working capital                $2,013,003    $1,515,510

  Current ratio                        7.93 to 1       5.99 to 1

  Shareholders' equity         $2,337,839   $ 1,590,425

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

Items 1-6 not applicable.

Item 6 - COMPUTATION OF EARNINGS PER SHARE (UNAUDITED) EXHIBIT 11

                                                   Three   Months
ended           Six Months Ended
                                                          June 30
_____June 30___

                                                             1996
1995               1996         1995
Primary:
     Average   shares   outstanding        8,515,636    8,340,636
8,438,713  8,340,636
  Net effect of dilutive stock
      options-based on the
      treasury stock method
        using   market  price                   127,717        --
55,142        --_____

                 TOTALS                     8,643,353   8,340,636
8,493,855  8,340,636

Net  income                               $   77,051   $  120,570
$  147,771  $ 221,074

Per share amount                               $.01          $.02
$.02           $.03


                          SIGNATURE


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