Form 10QSB
period 1996-09-30
VICON FIBER OPTICS CORP
filed 1996-11-15
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

  Common Stock, $.01 par value 8,515,636 Shares outstanding at
                        September 30,1996
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                       September 30, 1996
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                       SEPTEMBER 30, 1996





                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 1996
   and December 31, 1995                                    1-2

Statements of Operations For the Three and
 Nine Months Ended September 30, 1996 and 1995                3

Statements of Cash Flows For the Nine
 Months Ended September 30, 1996 and 1995
4


Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6

PART II

Item 1-5 not applicable, Item 6                               7












                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

                             ASSETS


SEPTEMBER 30,1996  DEC. 31, 1995

(UNAUDITED)


CURRENT ASSETS:

            Cash           and          cash          equivalents
$   988,020         $    858,681

  Accounts receivable - net of
           allowance       for       uncollectible       accounts
486,762               621,499

                 Inventories               (Note               2)
1,029,201               669,830

  Prepaid expenses and other
                            current                        assets
3,803                  19,295

                 Total               Current               Assets
2,507,786             2,169,305

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
                          and                        amortization
383,514                   95,848

OTHER ASSETS:

                Deferred               income               taxes
--                          92,649

  Excess of cost over net assets of
                         businesses                      acquired
299,867                 308,960

           Investment          in          joint          venture
26,515                   26,515

                                                         Deposits
4,487                 109,559

     Cash    surrender   value   of   life   insurance   contract
43,900                   33,827

                   Total               Other               Assets
374,769                 571,510

                               TOTAL                       ASSETS
$ 3,266,069            $ 2,836,663










                See Notes To Financial Statements


                                1

                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


SEPTEMBER 30, 1996   DEC. 31, 1995

(UNAUDITED)
CURRENT LIABILITIES:

    Accounts  payable and accrued  expenses                     $
275,031            $  194,572

                 Income               taxes               payable
93,237                  33,586

         Current       portion      of       long-term       debt
29,212                  29,212

                Total             Current             Liabilities
397,480                257,370

LONG-TERM                                                    DEBT
408,248                424,225

TOTAL                                                 LIABILITIES
805,728                681,595

SHAREHOLDERS' EQUITY:

  Common stock - authorized
  20,000,000 shares, $.01 par value,
  issued and outstanding 8,515,636 shares
               and             8,340,636             respectively
85,156                  83,406


               Additional             paid-in             capital
5,961,121             5,925,921

                                                          Deficit
(3,585,936)           (3,854,259)

               Total             Shareholders'             Equity
2,460,341             2,155,068

    TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY      $  3,266,069
$ 2,836,663
















                See Notes To Financial Statements

                                                  VICON FIBER OPTICS CORP.

                                                STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                         THREE MONTHS ENDED
NINE MONTHS ENDED
                                                               SEPTEMBER 30
SEPTEMBER 30   .

                                                                       1996
1995              1996            1995

SALES                                                                  $752,190
$602,862      $2,089,330    $1,886,386

COST OF GOODS SOLD                                        383,068      335,091
1,164,733     1,051,120

GROSS    MARGIN                                                     369,122
267,771          924,597        835,266

OTHER COSTS (INCOME) AND EXPENSES:
   Selling, general and
       administrative  expenses                                     150,162
114,037          457,779        349,446
     Research   and  development                                     10,419
10,052             39,185         13,472
                            Interest                         expense
14,616        12,428            44,214         29,273
   Interest income                                                 ( 12,684)
( 12,185)         ( 37,204)       (38,038)


TOTAL   OTHER   COSTS   (INCOME)  AND  EXPENSES      162,513        124,332
503,974        354,153

INCOME BEFORE PROVISION FOR INCOME
   TAXES                                                             206,609
143,439          420,623        481,113

PROVISION  FOR  INCOME TAXES (Note 3)                 69,557         58,300
152,300        174,900

INCOME BEFORE EXTRAORDINARY ITEM                137,052         85,139
268,323        306,213

EXTRAORDINARY ITEM:
  Forgiveness of debt(Net of income
    taxes of $15,386)                                                     --
30,161               --               30,161

NET   INCOME                                                       $137,052
$115,300         $268,323     $336,374

INCOME PER COMMON SHARE:

   Income  before extraordinary  item                                   .01
 .01                  .03             .04

  Extraordinary Item                                                      --
--                     --                 -- .

        NET INCOME                                                 $    .01
$    .01            $    .03        $    .04

AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                  8,557,107     8,340,636
8,523,691    8,340,636


                See Notes To Financial Statements

                                       VICON FIBER OPTICS CORP.

                                    STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                       NINE MONTHS ENDED

SEPTEMBER 30


1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:

                             Net                           Income
$ 268,323      $ 336,374
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
               Depreciation           and            amortization
39,593           27,693
    (Increase) decrease in accounts
                                                       receivable
134,747        (  78,022)
            (Increase)        decrease        in        inventory
( 359,371)       (  88,711)
    (Increase) decrease in prepaid expenses
               and          other         current          assets
15,492        (    9,698)
    Increase (decrease) in accounts
              payable         and        accrued         expenses
80,459        (  12,880)
          Decrease       in      deferred      income       taxes
92,649         192,693
          Capital       stock      issued      for       expenses
35,000                --
        Increase     (decrease)in    income     taxes     payable
59,651       (  14,963)
                           Total                      Adjustments
98,220          16,112
      Net Cash Provided By
                           Operating                   Activities
366,543         352,486

CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions       to       plant      and       equipment
(317,976)        ( 63,990)
                  Decrease              in               deposits
105,072
    Increase in cash surrender value of
                   life             insurance            contract
( 10,073)         (  7,800)
         Issuance      of     stock     option      for      cash
1,750              _--__
          Net     Cash    (Used    In)    Investing    Activities
(221,227)       ( 71,790)

CASH FLOWS FROM FINANCING ACTIVITIES:

             Repayment         of         long-term          debt
( 15,977)       (344,469)
      Net Cash Provided By (used in)
                           Financing                   Activities
( 15,977)      ( 344,469)

NET INCREASE (DECREASE) IN CASH
                 AND               CASH               EQUIVALENTS
129,339       (   63,773)

CASH       AND       CASH      EQUIVALENTS      -       Beginning
858,681      1,020,910

CASH  AND  CASH  EQUIVALENTS  -  End                            $
988,020      $ 957,137


                See Notes To Financial Statements

                    VICON FIBER OPTICS CORP.

                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)


NINE MONTHS ENDED

SEPTEMBER 30


1996        1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

                                                         Interest
$40,689     $47,007

                                Income                      taxes
$    --        $12,312



                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

The accounting policies followed by the Company are set forth  in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,
1995, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                                                        SEPTEMBER
30, 1996        DEC. 31, 1995

(Unaudited)
   Raw   materials                                       $332,419
$  554,032
    Work-in-process                                       187,545
19,588
   Finished  goods                                        509,237
96,210


$1,029,201                      $  669,830

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense.






ITEM 2 -Management's Discussion and Analysis of Financial
Condition and Results of Operations

Net Sales
      Net sales for the nine months ended September 30, 1996 compared to the same period in 1995 increased by $202,944. Management attributes this to increased purchases by the dental profession of dental equipment containing fiber optic components amounting to $28,126 and to an increase in sales of the Company's Fantasia line of fiber optic decorative lamps of $174,818.

Cost of Sales
   Cost of sales for the nine months ended September 30, 1996 was 56%, the same as it was for the same period in 1995. Management attributes this to consistent manufacturing costs.

Selling, General and Administrative Expenses
    Selling, general and administrative expenses for the nine months ended September 30, 1996 increased to $457,779 from $349,446 for the same period in 1995. Management attributes this increased marketing and public relations expenses and to issuance of salary incentives in the form of common stock to key employees

Research and Development

    Research  and  development represents  expenditures  for  the
creation  of  new  products  and manufacturing  techniques.   The
increase in this expense to $39,185 for the nine months ended September 30, 1996 compared to $13,472 in 1995 is a result of the expenditures commencing in the second quarter of 1995. Research and development expenses were not segregated in the 1995 financial statements and have been reclassified in order to reflect comparative presentation with 1996 information.

Financial  Condition  of  the Company   The  Company  gauges  its
liquidity and financial stability by the measurements as shown in the following table:

                                                     September 30
December 31
                                                             1996
1995
                                                     (Unaudited)

     Working    capital                                $2,110,306
$1,911,935

   Current ratio                                      6.31  to  1
8.43 to 1

  Shareholders' equity                       $2,460,341         $
2,155,068


Related Party Transactions

    On March 20, 1996, the Company issued 175,000 restricted shares of common stock to certain key employees and a consultant of the Company in lieu of compensation.

    Due to the restrictions and non-marketability of the shares issued, the value of the stock and the corresponding compensation were recorded at a value of $35,000 ($.20/share). Net income for the period reflects a charge for $35,000 for the compensation.

    Also, on March 20, 1996, the Company granted to certain key employees and a consultant, options to purchase 235,000 shares of the Company's common stock @ $.875. These options are due to expire between 3/20/01 and 3/20/06.



                             PART II

Items 6., Exhibit 11

                    VICON FIBER OPTICS CORP.

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)



Nine Months Ended

September 30,

1996           1995

Primary:
   Average shares outstanding
8,464,541    8,340,636
   Net effect of dilutive stock options -
      based on the treasury stock
      method using average market price
59,150          --____

            TOTALS
8,523,691    8,340,636

Net Income
$ 268,323    $ 336,374

Per share amount
$.03            $.04





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