Form 10KSB
period 1996-12-31
VICON FIBER OPTICS CORP
filed 1997-04-01
CIK 718396

36

19




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                 Commission file number 0-11057

                     VICON FIBER OPTICS CORP
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Issuer's   revenues  for  the  year  ended  December  31,   1996:
$2,784,423.
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: $7,451,182.

Number  of  common  shares  outstanding  on  December  31,  1996:
8,515,636

                       Page 1 of 36 Pages

                Exhibit Index appears at page 34
                             PART I

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



Decorative Fiber Optics Products

      The Company manufactures a line of decorative fiber optic lamps under the tradename "Fantasia Products." The Company commenced production and national sales of the lamps in 1995 and now has expanded its capacity with the engagement of two excellent manufacturing facilities in southern China..

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

Distribution and Sales.

      During 1996 one customer purchased approximately 17% of the Company's products, another customer purchased 14% and two customers purchased 12%. The loss of any one or more of these three largest customers by the Company would have a material adverse effect on the Company's business. In 1996, less than 5% of the Company's sales were to foreign customers.

      As of December 31, 1996, the Company had a sales backlog of approximately $501,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 1995 the Company had a backlog of approximately $841,000. The Company believes that the decreased backlog is due primarily to the timing of orders from customers.

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

Item 2.  Description of Property

      The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases approximately 10,500 square fee, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately one and one-half years remaining on a five year renewable lease of the space, which it intends to renew. The building is a two story, modern, fireproof concrete block structure. The aggregate annual rental paid by the Company in 1996 was approximately $67,000.

      The Company believes that the facilities currently in use are suitable and adequate for its business.


Item 3.  Legal Proceedings

     The Company or its property is not a party or subject to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)   The Company held its annual meeting on May 30, 1996.
(b) The board of directors as previously reported was re-elected in its entirety.
(c)   (1)  A proposal to ratify the selection of Sheft Kahn &
Company LLP as the
            Company's independent accountants for the fiscal year ending December 31,
                        1996, was approved.
     (2) A proposal to adopt the 1996 Incentive Stock Option Plan for Key
          Employees was approved.

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

                                      Bid Prices
                                    Low      High
              1995 First Quarter    1/8      5/16
                  Second Quarter    1/4       1/2
                   Third Quarter   5/16      1 1/2
                  Fourth Quarter    3/8      1 3/8

              1996 First Quarter   13/16     1 1/4
                  Second Quarter    7/8      2 5/8
                   Third Quarter    7/8     1 3/16
                  Fourth Quarter   11/16    1 1/16
Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

          (b)  Approximate Number of Equity Security Holders

                            Approximate Number Of Record
               Title  of  Class                  Holders  as   of
          December 31, 1996

            Common Stock, $.01 par value                     1600


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


Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition of Vicon

      Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:


,


                          At December 31
                        1996         1995
Working Capital      $2,055,219  $1,911,935
Current Ratio        5.71 to 1   8.43 to 1
Shareholders'        $2,535,321  $2,155,068
Equity
Net Income           $  343,503  $  564,643

      The increase in working capital during 1996 was due to net income for the year less expenditures for capital equipment and long-term debt becoming due within one year..

     The increase in shareholders' equity during 1995 was due to net income for the year plus the issuance of common stock and sale of stock options..

Results of Operations

Year ended December 31, 1996 Compared to Year Ended December  31,
1995

      Net sales for the year ended December 31, 1996 as compared to 1995 increased slightly. Management attributes this to even demand in the marketplace for the Company's products.

      Cost of sales increased to 57.9% for 1996 compared to cost of sales of 57.5% in 1995. Management attributes this to nominal increases in the cost of materials and labor.

      Selling, general and administrative expenses increased to $561,156 in 1996 as compared to $484,244 in 1995, an increase of $76,912. Management attributes this to increased marketing expenses and increased general and administrative payroll costs and consulting fees.




Item 7.  Financial Statements



























                    VICON FIBER OPTICS CORP.


                      FINANCIAL STATEMENTS
                        FORM 10-KSB ITEM 7


                  YEAR ENDED DECEMBER 31, 1996









                    VICON FIBER OPTICS CORP.

                  INDEX TO FINANCIAL STATEMENTS










                                                  PAGE

Independent Auditors' Report                           F-3

Financial Statements:
     Balance Sheet - December 31, 1996                 F-4 - F-5

Financial Statements for each of the two years in the
     period ended December 31, 1996:
          Statements of Operations                     F-6
          Statements of Shareholders' Equity           F-7
          Statements of Cash Flows                          F-8

Notes to Financial Statements                          F-9 - F-22















                               F-2


                  INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

    We have audited the Balance Sheet of Vicon Fiber Optics Corp. as of December 31, 1996 and the related Statements of Operations, Shareholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                          Sheft Kahn & Company LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


February 18, 1997
Jericho, New York
                                      F-3
                    VICON FIBER OPTICS CORP.

                          BALANCE SHEET

                        DECEMBER 31, 1996

                             ASSETS




CURRENT ASSETS:
 Cash and cash equivalents (Note 1)               $1,049,186
 Accounts receivable - Net of allowance for
    uncollectible accounts of $1,549                 411,627
 Inventories (Note 3)                                983,094
 Prepaid expenses and other current assets            14,459
 Deferred income taxes (Note 6)                       33,040

       Total Current Assets                        2,491,406

PROPERTY, PLANT AND EQUIPMENT - Net of
 accumulated depreciation and
 amortization (Note 4)                               399,001

OTHER ASSETS:
 Excess of cost over net assets of
    businesses acquired                              296,847
                                                         Deposits
4,487
 Investment in joint venture (Note 9)                 26,515
    Cash    surrender   value   of   life   insurance    contract
46,286

       Total Other Assets                            374,135

       TOTAL ASSETS                               $3,264,542





See accompanying Notes to Financial Statements.

                               F-4
                    VICON FIBER OPTICS CORP.

                          BALANCE SHEET

                        DECEMBER 31, 1996



              LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts  payable  and accrued  expenses            $   118,852
Income taxes payable (Note 6)                       151,133
     Current    portion    of    long-term    debt    (Note    5)
166,202

       Total Current Liabilities                    436,187

LONG-TERM DEBT (Note 5)                             258,023

Deferred income tax payable (Note 6)                 35,011

       Total Liabilities                            729,221

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,515,636 shares                                 85,156
 Additional paid-in capital                       5,960,921
                                                          Deficit
(  3,510,756)

       Total Shareholders' Equity                 2,535,321

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY$3,264,542



See accompanying Notes to Financial Statements.

                               F-5
                      VICON FIBER OPTICS CORP.

                    STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31,





1996               1995

SALES                                               $2,784,423
         $2,776,022

COST OF GOODS SOLD                       1,612,425    1,597,536

    GROSS MARGIN                          1,171,998   1,178,486

OTHER COSTS (INCOME) AND EXPENSES:
 Selling, general and administrative expenses           561,156
484,244
 Research and development                   52,702       24,998
 Interest expense                           59,180       44,358
 Interest income                                   (       49,21
0)  (      49,908)

    TOTAL OTHER COSTS (INCOME) AND
      EXPENSES                                 623,828      503,
692

    INCOME BEFORE PROVISION FOR INCOME
       TAXES AND EXTRAORDINARY ITEM        548,170      674,794

PROVISION FOR INCOME TAXES (Note 6)         208,750      236,857

    INCOME BEFORE EXTRAORDINARY ITEM       339,420      437,937

    EXTRAORDINARY ITEM (NET OF INCOME
       TAXES OF $3,417 AND $72,841,
       RESPECTIVELY) (NOTE 11)                  4,083       126,
706
    NET INCOME                          $  343,503  $   564,643

INCOME PER COMMON SHARE:

    INCOME BEFORE EXTRAORDINARY ITEM    $          .04 $
 .05

    EXTRAORDINARY ITEM
-      $          .01

    NET INCOME                          $           .04$
 .06

AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION                           8,632,194
8,340,636

See accompanying Notes to Financial Statements.

                               F-6
                    VICON FIBER OPTICS CORP.

               STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE TWO YEARS ENDED DECEMBER 31, 1996




                                                           TOTAL
                                 ADDITIONAL                          SHARE-
                                      COMMON              PAID-IN
HOLDERS'
                                  STOCK       CAPITAL    DEFICIT     EQUITY



Balance  - January 1, 1995        83,406$5,925,921($4,418,902)$1,
590,425

Net Income                                -                     -
          564,643                 564,643

Balance  - December 31, 1995   83,4065,925,921(  3,854,259)2,155,
068

          Net Income-            -          343,503      343,503

Issuance of Common Stock        1,750       35,000           -      36,750

Balance  - December 31, 1996 $85,156$5,960,921($3,510,756)$2,535,
321






















See accompanying Notes to Financial Statements.

                               F-7
                    VICON FIBER OPTICS CORP.

                    STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31,

                                             1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $ 343,503      $  564,643
       Adjustments to reconcile net
       income to net cash provided by
       operating activities
       Depreciation and amortization          47,318      37,959
       Gain on extinguishment of debt              -    (148,006)

       Decrease (increase) in accounts       209,872 (  298,449)
       receivable
       (Increase) in inventory            (  313,264)    208,844)
       Decrease (increase) in prepaid
       expenses and other current assets       4,837    ( 5,153)
       Decrease in security deposits         105,072           -
       Decrease in deferred income taxes      94,619     309,698
       (Decrease) increase in accounts
       payable and accrued expenses        ( 75,720)     34,602
       Increase (decrease) in income
       taxes payable                         117,547    (  12,312)

         Total Adjustments                   190,281  (   290,505)

         Net Cash Provided by Operating
         Activities                          533,784     274,138

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and                  (           (
  equipment                                 338,358)    123,577)
  (Increase) in cash surrender value of
  life insurance contract                          (           (
                                             12,459)     11,386)

         Net Cash (Used in) Investing
         Activities                       ( 350,817)  ( 134,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt             (  29,212) (  301,404)
  Investment in common stock
                                              36,750          -
        Net Cash Provided by (Used in)
         Financing Activities
                                               7,538 (  301,404)

NET INCREASE (DECREASE) IN CASHAND CASH
EQUIVALENTS                                  190,505 (  162,229)

CASH AND CASH EQUIVALENTS - Beginning                  1,020,910
                                             858,681

CASH AND CASH EQUIVALENTS - End           $1,049,186  $  858,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
       Interest                                    $           $
                                              59,448      44,358
       Income taxes                                $           $
                                                   -       9,584

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

                                     F-9
                    VICON FIBER OPTICS CORP.

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

         g) Financial Instruments:

            The carrying values of all assets and liabilities deemed to be financial instruments in accordance with SFAS No. 107 approximate their respective fair values. Current market rates were used, together with credit worthiness and collateral, where applicable.

                                                   h)     Primary
            and Fully Diluted Earnings Per Share:

            Net income per share is computed by dividing the net income for the year by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents for fully diluted earnings per share resulted in less than a 3% dilution and have been excluded.



                              F-10
                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - MATTERS OF ECONOMIC INFLUENCE

         Major   customers  of  the  Company,  expressed   as   a
         percentage of sales, are summarized as follows:

                             Year Ended December 31,
                   Customer     1996         1995
                       A          14.22%       17.80%
                       B           12.42        17.80
                       C           12.07            *
                       D           17.08          28.
                                   55.79       64.57%
* - Less than 10 percent of sales.

         Export sales, expressed as a percentage of sales are summarized as follows:

                                   Year  Ended December
                                   31,
                      Geographic     1996       1995
                         Area

                        Europe          2.3%      1.20%
                        Japan            0.1          -
                                        2.4%      1.20%
         Suppliers

         The Company uses only one source for some of its components, but believes that alternative or supplementary sources can readily be obtained. None of the Company's suppliers are affiliated with the Company and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture of its products.



                              F-11
                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

         The composition of inventories at December 31, 1996 is as follows:



    Raw     materials                                    $649,331
     Work-in-process                                  39,480
         Finished goods                               294,283
                                                     $983,094

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1996 is summarized as follows:
                                                 Estimated
                                                    Useful
                                                     Life


Machinery and
                                                 equipment
                                                 $        815,357
                                                 3-10 years
         Furniture, fixtures and

office
                                                 equipment
                                                 181,304     2-10
                                                 years
         Leasehold improvements                  347,674
Useful Life or Lease
1,344,335  term, whichever is
shorter

         Accumulated depreciation
             and amortization          945,334
                                   $  399,001

         Depreciation  and  amortization expense  for  the  years
         ended  December  31, 1996 and 1995 amounted  to  $35,206
         and $25,835, respectively.






                              F-12

                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

                                                  Long-term  debt
         at December 31, 1996 consists of the following:

         Amounts due to the former Chairman
                                      of  the Board and President
     of Saxton (a)                  $283,225

             10%     convertible    subordinated    notes     (b)
141,000
                                                 424,225
         Less:  Current portion                  166,202
                                                $258,023

                                                         (a)
             In December 1989, pursuant to a stipulation of compromise and settlement, Vicon agreed to pay a total of $950,000 as follows:

                i)$100,000 to the former President of Saxton on
January 1,
1990

                                                            ii)
                Commencing January 1, 1990 and monthly
                thereafter until December 1, 1997, $5,500 per month to the former Chairman of the Board of Saxton


iii)Commencing January 1, 1998 and monthly
                thereafter until December 1, 2000, $8,944 per month to the former Chairman of the Board of Saxton

             In December 1989, the Company recorded a liability of $489,590 representing the present value of such payments discounted for interest imputed at 15 percent per annum.

         (b) In 1992, the Company issued $91,000 of convertible notes which are due in 1997 and issued $50,000 during 1993 which are due in 1998. The notes bear interest at 10% per annum and are convertible into shares of the Company's stock at a purchase price of $.75 per share.





                              F-13
                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LONGTERM DEBT(Continued)

         In December 1994 the Company established a credit facility with Marine Midland Bank, whereby the Company may borrow up to $500,000 for working capital purposes and an additional $250,000 for support of trade service products. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an investment account maintained with the bank. As at December 31, 1996 the Company was not utilizing any of its available line.

                                        Aggregate annual
         maturities applicable to long-term debt
         are as follows:
         Year Ending
         December 31,                        Amount
           1997                            $166,202
           1998                              73,551
          1999                                         85,374
           2000                              99,098
                                                         2001
                _-___
                                           $424,225


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

        Deferred income taxes consist of the following at December 31, 1996:


                               F-14
                      VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES(Continued)

       Temporary differences arising from the following
                                             Classified As
                                               Short  -   Long  -
Deferred      Term          Term
          Type                                             Amount
Tax      Assets (Liability)
         Depreciation     ($94,653)($38,901) $     -   ($38,901)
         Reserve for bad debts1,549     637      637  -
         Reserve for obsolete
           inventory        50,692   20,834   20,834  -
          Section  263A  costs    37,083      15,240       15,240
-
          Valuation allowance            -               219    (
3,671)                                                      3,890
($ 5,329)       ($  1,971)    $33,040   ($35,011)

        The valuation allowance increased $219 during the year ended December 31, 1996.

         The  provision  for  income taxes for  the  years  ended
         December 31, 1996 and 1995 consisted of the following:


1996            1995
         Current - Federal            $ 97,671  $      -

Current - State                   19,876         5,186

          Total Current                 117,547       5,186

         Deferred:
              Federal                        78,278       263,020
State        16,342        41,492
             Total Deferred               94,620      304,512

             Total                    $212,167  $309,698




                              F-15
                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENT

NOTE 6 - INCOME TAXES(Continued)

        A reconciliation of income tax expense computed at statutory rates to above amounts at effective rates is as follows:


1996            1995
          Income tax expense at
              statutory   rates                          $188,927
$223,991
         State and local, net of
           federal benefit             25,896      68,225
         Non-deductible expenses       14,559      17,482
         Realized benefit of deferred tax
           asset  in  excess  of valuation         (      17,215)
    -
         Income tax expense at
           effective rates            $212,167   $309,698

NOTE 7 - COMMITMENTS AND CONTINGENCIES

        Leases

                                                       On  August
         1, 1993, the Company renegotiated its lease and is now obligated under the terms of a new lease, expiring on
         July 31, 1998, which calls for a base annual rent of $66,780 plus real estate tax escalations. The total rent expense under operating leases charged to operations for the years ended December 31, 1996 and 1995 was $66,780 in each year.

         The  Company also has three auto leases totaling  $1,246
         per month through February 1998.
         As at December 31, 1996, the future lease expenditures are as follows:

                          1997     $  73,996
                          1998        39,887
                          1999       -
                          2000       -
                                       2001                     -
$113,883

         As at December 31, 1996, the Company had a letter of credit for $15,518 outstanding.


                                F-16
                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN

         Effective May 11, 1984, the 1984 Stock Option  Plan  for
         Incentive  Stock Options and Non Qualified Options  (the
         "Plan") was adopted.

         The Plan provided for granting to key employees, and others who were not employees but had made or were expected to make contributions to the success of the Company, the option to purchase Company common stock. Options for an aggregate of up to 400,000 shares of common stock may have been granted under the plan.

         At a Special Board of Directors meeting held on March 20, 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan for Key Employees (the "1996 Plan"), which was ratified by the stockholders on May 30, 1996. Subject to adjustment as provided below, 1,000,000 shares of Common Stock (the "Shares") will be available for issuance under the 1996 Plan. No awards under the Plan ("Awards") may be granted after March 20, 2006. Awards may be (1) incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Service of 1986, as amended (the "Code"), (2) non-qualified stock options, or (3) shares subject to certain restrictions ("restricted stock").

         The purchase price of Shares covered by an Award ("Options") will be 100% of the fair market value of the Common Stock on the date of the grant. The fair market value of a share of Common Stock will be the simple average of the high and low sales prices on the date of grant. The term of each Option will be determined by the Committee, but cannot be more than 10 years from the date of the grant. If the original term is less than ten years from the date of grant, the term may be extended prior to expiration, with the approval of the employee, but not beyond 10 years from the date of original grant. The vesting period and all other terms and conditions of each Option will be determined by the Committee; provided that, except as described below, no Option may be exercised prior to the completion of at least six (6) months of continuous employment from the date of grant. The Committee may impose restrictions, including a holding period, on Shares received upon the exercise of Options.

                              F-17

                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN(Continued)

         Restricted Stock - Awards of restricted stock are subject to such restrictions as the Committee determines, including, but not limited to a vesting schedule based upon the recipient's continuous employment and conditions based on performance requirements. Except as described below, no restricted stock Award may vest in whole or in part prior to the completion of the number of years of continuous employment after the date of grant established by the Committee, and restricted stock Awards shall be forfeited to the extent any restriction is not met. Until all conditions associated with restricted stock are met, restricted stock may not be sold, pledged, or otherwise disposed of. Except for these limitations, recipients of restricted stock are entitled to all rights of a Stockholder, including the right to vote and receive dividends or other distributions on such restricted stock.

         If the employment of a recipient of a restricted stock Award terminates by reason of death, total and permanent disability, retirement, or discharge other than for cause before all applicable restrictions have been met, the Committee may remove the restrictions.

        The 1996 Plan terminates on March 20, 2006. The Board of Directors may at any time terminate, amend or modify the 1996 Plan. However, stockholder approval is required for amendments which materially increase the benefits to Award recipients, increase the aggregate number of Shares which may be issued under the 1996 Plan, or materially modify eligibility requirements.

        The Committee may at any time amend the terms of any Award, including accelerating the date of exercise of any Option, terminating stock restrictions, or converting the Option into a non-qualified Option; but no such amendment may materially adversely affect a recipient's rights without his consent.

        Awards may provide for the adjustment of the number and class of Shares covered by the Award, Options prices, and the number of Shares as to which Options are exercisable in the event of stock dividends, stock splits, recapitalization, reorganizations, or other changes in the capitalization of the Corporation. The number and class of Shares available under the 1996 Plan may also be adjusted in the event of any such change in capitalization.


                              F-18
                    VICON FIBER OPTICS CORP.

                              NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN(Continued)


        Certain Federal Income Tax Consequences

        An employee to whom an ISO is granted will not recognize income at the time of grant or exercise of the ISO (except that the alternative minimum tax may apply), and no federal income tax deduction will be allowable to the Corporation upon the grant or exercise of the ISO. When the employee sells shares received upon the exercise of an ISO more than one year after the date of exercise and more than two years after the date of grant of the ISO, the employee will normally recognize a long-term capital gain or loss equal to the difference, if any, between the sale price of such Shares and the option exercise price. If the employee does not hold such Shares for these periods, when the employee sells such Shares the employee will recognize ordinary compensation income and possibly capital gain or loss in such amounts as are prescribed by the Code and the regulations thereunder. Subject to applicable provisions of the Code and the regulations thereunder, in the event of a disposition prior to the end of the statutory holding periods noted above, the Corporation will generally be entitled to a federal income tax deduction in the amount of such ordinary compensation income.

         An employee to whom a non-qualified stock option (which is treated as an option for federal income tax purposes) is granted will not recognize income at the time of grant of such option. When the employee exercises such option, the employee will recognize ordinary compensation income equal to the difference, if any, between the option price paid an the fair market value, as of the date of exercise, of the Shares received by the employee. The tax basis of such Shares to such employee will be equal to the fair market value on the date of exercise, and the employee's holding period for such Shares will commence on the date on which the employee recognized taxable income in respect of such shares. Subject to applicable provisions of the Code and the regulations thereunder, the
         Corporation will generally be entitled to a federal income tax deduction in respect of non-qualified stock options in an amount equal to the ordinary compensation income
                              F-19
                    VICON FIBER OPTICS CORP.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN(Continued)
         recognized    by   the   employee.    Any   compensation
         includable in the gross income of an employee in respect of a non-qualified option will be subject to appropriate federal income and employment taxes.

         At the Special Board of Directors meeting held on March 20, 1996, the Board granted 50,000 stock options with an exercise price $.96 to Leonard Scrivo and 165,000 stock options with an exercise price of $.87 to various other employees. At the March 20, 1996 meeting, the Board of Directors, as part of a consulting agreement, also granted non-qualified options to Stanley A. Youdelman to purchase 20,000 Shares at $.87 per share. On June 28, 1996 the Company granted options to purchase 125,000 shares at $.875 and on July 5, 1996 the Company sold options to purchase 175,000 shares for $1,750.

Option Price
                                  SharesPer  Share      Aggregate
Outstanding December 31,
            1995                                 55,000  $.875 to
$2.25    $  55,000
         Canceled                             (   55,000)   .875
to $2.25     (   55,000)
         Granted                               535,000        .87
                to .$96         471,450
         Outstanding December 31,

1996                                        535,000             $
                .87 to $.96    $471,450

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


                              F-20
                    VICON FIBER OPTICS CORP.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9 - JOINT VENTURE AGREEMENT(Continued)
           The manufacturing facility in China is presently in the development stage.

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

         Short and long-term debt: The carrying amounts of the Company's borrowings under its revolving credit agreements, as well as all short-term borrowings, approximate their fair values. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

         The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:


Carrying

Amounts         Fair Value

                 Cash         and         cash        equivalents
$1,049,186   $1,049,186
                 Short         and         long-term         debt
424,225        424,225
                              F-21
                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 11 -CONCENTRATION OF CREDIT RISK

         The Company invests its excess cash in deposits with Marine Midland Bank. The investment generally matures within six months and therefore is subject to little risk. The Company has not incurred losses related to this investment. As at December 31, 1996 $909,264 was invested at an interest rate which varies daily. Deposits with Marine Midland Bank are insured under the FDIC for up to $500,000.

NOTE 12 -EXTRAORDINARY ITEM

         During the year ended December 31, 1996 the Company voided a note payable which was redeemable or convertible through an expiration date which had passed. The Company has recorded this as a forgiveness of debt and reflected a $7,500 gain in income.

                              F-22

Item  8.   Disagreements  with  Accountants  on  Accounting   and
Financial
          Disclosure

     None.

                            PART III

Item 9.  Directors and Executive Officers

                         LEONARD SCRIVO

      Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. Age 59.

                           LES WASSER

       Director,   Secretary  and  Controller  of  the   Company.
Certified Public Accountant.  Director since June 1990. Age 53.

                      STANLEY A. YOUDELMAN

Age 57: Has been an oral and maxillofacial surgeon for more than 25 years. He is chief of Oral Surgery at St. Johns Episcopal Hospital in Smithtown, New York. He is also past President of the Suffolk Academy of Medicine as well as the Suffolk County Dental Society and is presently on the Board of Directors of the Suffolk County Dental Society. Dr. Youdelman is not an employee of the Corporation


Item 10.   Executive Compensation

A. The following table sets forth cash or other compensation received by the Chief Executive Officer and other highly paid executive officers and directors of the Company for the last three fiscal years.

                            Annual              Long-Term
                         Compensation         Compensation
                                          Restricted
                                           Stock
 Name and Principal    Year  Total $ (1)   Awards   Options (#)
      Position                              ($)

Leonard Scrivo          1996     $92,944   $13,000       50,000
President, C. E. O.     1995      84,651         0            0
Chairmen of the Board   1994      80,254         0            0
All Officers and        1996     150,958    21,000      130,000
Directors
as a Group              1995     133,161         0            0
(3 persons)             1994     126,031         0            0

B. Option grants in last fiscal year:

                                         Percent of
                                Total Options
                                    Granted
                                to Employees    Exercise
                                           Options          in
Fiscal         Price
Name                                   Granted  (#)          Year
($/Sh)         Expiration Date
Leonard   Scrivo             50,000           28%            $.96
12/20/01

All Officers and Directors
as   a   Group   (3  persons)           130,000               72%
 .87               12/20/06

C.   Options exercised during the last fiscal year: None.

D.   Fiscal year end option values:

                                                       Value of

Unexercised
                                   Unexercised                 in-
the-money
Name                                        Options           (#)
Options ($)
Leonard           Scrivo                                   50,000
None

All Officers and Directors
as      a      Group     (3     persons)                  130,000
None

Directors' Compensation

          No  director  receives any compensation  for  attending
Board meetings.


Item  11.   Security Ownership and Certain Beneficial Owners  and
Management

      The following table sets forth as of December 31, 1996 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:


                                                Number         of
          Approximate % of
Name                                                 Shares Owned
          Outstanding Shares

Leonard       Scrivo(1)(2)                              1,052,978
12.4%

Les   Wasser(1)(2)                                        165,000
1.9%

Stanley    A.   Youdelman(2)(3)                            61,600
0.7%

All officers and directors
   as a group
   (three  persons)                                     1,279,578
15.0%

Donald   J.  Unger(4)                                     980,000
11.5%

Joseph   Cooper                                           582,478
6.8%


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

Page

             Audit    Report    of   Sheft   Kahn    &    Company
10

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

                     Notes      to      Financial      Statements
17-30



(b)     No Reports on Form 8-K were filed during 1996.

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


                                          Date March 31, 1997



     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                      Signature                             Title
Date




/s/Leonard  Scrivo                  President (Chief        March
31,  1997
LEONARD SCRIVO                        Executive Officer),
                          Treasurer and Director



/s/Les            Wasser                                 Director
March 31,  1997
LES WASSER                        Secretary
                                           Controller


/s/Stanley  A.  Youdelman        Director                   March
31,  1997
STANLEY A. YOUDELMAN