Form 10QSB
period 1997-03-31
VICON FIBER OPTICS CORP
filed 1997-05-15
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

 Common Stock, $.01 par value, 8,515,636 Shares outstanding at
March 31,1997
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                         March 31, 1997
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                         MARCH 31, 1997





                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 1997
   and December 31, 1996                                    1-2

Statements of Operations For the Three
 Months Ended March 31, 1997 and 1996                         3

Statements of Cash Flows For the Three
 Months Ended March 31, 1997 and 1996
4-5


Notes             to             Financial             Statements
5-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6-7

PART                                                           II
7











                    VICON FIBER OPTICS CORP.

                          BALANCE SHEET


                             ASSETS


March 31,1997  DEC. 31, 1996

(UNAUDITED)


CURRENT ASSETS:
   Cash and cash equivalents                           $1,046,478
$1,049,186
  Accounts receivable - net of
     allowance for uncollectible accounts                 340,849
411,627
                 Inventories               (Note               2)
1,046,062        983,094
  Prepaid expenses and other current assets             7,500
14,459
                Deferred               income               taxes
33,040          33,040

      Total Current Assets                              2,473,929
2,491,406

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
                          and                        amortization
395,513        399,001

OTHER ASSETS:
   Excess of cost over net assets of
                         businesses                      acquired
293,827       296,847
                                                         Deposits
4,487          4,487
           Investment          in          joint          venture
26,515        26,515
   Cash  surrender value of life insurance contract        49,808
46,286

       Total Other Assets
374,637       374,135

           TOTAL ASSETS
$3,244,079   $3,264,542

                    VICON FIBER OPTICS CORP.

                          BALANCE SHEET


              LIABILITIES AND SHAREHOLDERS' EQUITY


MARCH 31, 1997   DEC. 31, 1996

(UNAUDITED)


CURRENT LIABILITIES:
        Accounts      payable      and      accrued      expenses
176,722        118,852
                 Income               taxes               payable
45,985        151,133
         Current       portion      of       long-term       debt
166,202        166,202

                  Total            Current            Liabilities
388,909        436,187

LONG-TERM                                                    DEBT
252,070        258,023

Deferred              income             tax              payable
39.005          35,011

TOTAL LIABILITIES
679,984        729,221

SHAREHOLDERS' EQUITY:

  Common stock - authorized
  20,000,000 shares, $.01 par value,
  issued and outstanding 8,515,636
85,156          85,156
               Additional             paid-in             capital
5,960,921     5,960,921
                                                          Deficit
(3,481,982)   (3,510,756)

               Total             shareholders'             equity
2,564,095      2,535,321

    TOTAL   LIABILITIES  AND  SHAREHOLDERS'  EQUITY    $3,244,079
$3,264,542
                                      VICON FIBER OPTICS CORP.

                                   STATEMENTS OF OPERATIONS

                                             (UNAUDITED)


THREE MONTHS ENDED

MARCH 31



1997          1996

                                                                      SALES
$563,302     $658,659

    COST OF GOODS SOLD                                               322,297
365,551

                                  GROSS                              MARGIN
241,005       293,108

    OTHER COSTS (INCOME) AND EXPENSES:
       Selling, general and administrative expenses                 174,222
154,986
       Research and development                                           11,995
16,336
       Interest expense
14,175          14,897
       Interest income                                                        (
12,007)       ( 11,519)

           TOTAL  OTHER  COSTS (INCOME) AND EXPENSES      188,385
174,700

    INCOME BEFORE PROVISION FOR INCOME TAXES           52,620        118,408

    PROVISION FOR INCOME TAXES (Note 3)                        23,846
45,188

    NET INCOME                                                             $
28,774       $ 73,220


    INCOME PER COMMON SHARE:

                                       NET                           INCOME
 .00      $          01

    AVERAGE NUMBER OF SHARES
      USED IN COMPUTATION                                          8,728,051
8,515,636

                                 VICON FIBER OPTICS CORP.

                              STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                    THREE MONTHS ENDED

MARCH 31

1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
                             Net                           Income
$ 28,774     $  73,220
  Adjustments to reconcile net income to
   net cash provided by operating activities:
               Depreciation           and            amortization
16,020          9,531
    (Increase) decrease in accounts receivable
70,778      173,637
            (Increase)        decrease        in        inventory
( 62,968)     ( 65,580)
    (Increase) decrease in prepaid
            expenses      and      other      current      assets
6,959           7,287
          Decrease       in      deferred      income       taxes
--            44,802
    Increase (decrease) in accounts
              payable         and        accrued         expenses
57,870      ( 56,510)
        Increase    in    deferred    income    taxes     payable
3.994        44,802
         Capital      stock     subscribed      for      expenses
--              31,000
        Increase(decrease)     in    income     taxes     payable
(105,148)            386
                           Total                      Adjustments
(  12,495)     144,553

      Net Cash Provided (Used) By
                           Operating                   Activities
16,279       217,773

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                 (
9,512)      (74,878)
      (Increase) in cash surrender value of life insurance      (
3,522)    (   2,600)

             Net    Cash    (Used   in)   Financing    Activities
(13,034)     (77,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayment         of         long-term          debt
5,953          5,128

      Net Cash Provided By (Used In)
                           Financing                   Activities
(  5,953)      ( 5,128)

NET INCREASE (DECREASE) IN CASH AND CASH
                                                      EQUIVALENTS
(    2,708)     135,167

CASH  AND  CASH  EQUIVALENTS -  Beginning               1,049,186
858,681

CASH AND CASH EQUIVALENTS - End                     $1,046,478  $
993,848
                    VICON FIBER OPTICS CORP.

                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)


THREE MONTHS ENDED

MARCH 31


1997         1996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

                                                         Interest
$  10,650   $11,372

                                Income                      taxes
$125,000   $   --    .





                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
                                  MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

In   the   opinion  of  management,  the   accompanying
unaudited  interim financial statements of Vicon  Fiber
Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated herein by reference.
NOTE 2 - INVENTORIES

The composition of inventories is:

                                 MARCH 31, 1997    DEC.
31, 1996
                                  (Unaudited)

  Raw  materials                   $   735,029        $
649,331
       Work-in-process                           63,481
39,480
     Finished    goods                          247,552
294,283

                                             $1,046,062
$  983,094

NOTE 3 - INCOME TAXES

Under  the  provisions of SFAS 109 the  Company  recognizes
deferred   tax  assets  and  liabilities  for  future   tax
consequences of events that have been previously recognized in the financial statements or income tax returns.


ITEM  2  -Management's Discussion and Analysis of Financial
Condition and Results of Operations

Net Sales

      Net  sales for the three months ended March 31,  1997
compared  to the same period in 1996 decreased by  $95,357.
Management attributes this to decreased purchases by the dental industry of dental equipment containing Vicon's fiber optic components.

Cost of Sales

    Cost of sales for the three months ended March 31, 1997
increased to 57% as compared to 55% for the same period  in
1996.   Management  attributes  this  percentage   increase
principally to fixed manufacturing overhead expenses being absorbed by lower net sales.

Selling, General and Administrative Expenses

    Selling,  general and administrative expenses  for  the
three  months  ended March 31, 1997 increased  to  $174,222
from  $154,986 for the three months ended March  31,  1996.
Management attributes this to additional marketing and selling expenses.
Financial Condition of the Company

    The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                              March  31
December 31
                                                   1997
1996
                                           (Unaudited)

      Working    capital                     $2,085,020
$2,055,219

   Current  ratio                           6.36  to  1
5.71 to 1

      Shareholders'    equity                $2,564,095
$2,535,321

 .
PART II
Items 1-5 not applicable.
Items 6., Exhibit 11:

                COMPUTATION OF EARNINGS PER SHARE
                           (UNAUDITED)


Three Months Ended

March 31,

1997       1996

Primary:
   Average shares outstanding                     8,515,636
8,515,636
   Net effect of dilutive stock options -
      based on the treasury stock
      method using average market price           212,415
--___

            TOTALS
8,728,051  8,515,636


Net Income                                              $
28,774  $  73,220

Per share amount                                    $
 .00  $        .01







                          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                            VICON
FIBER OPTICS CORP.

(Registrant)


Date:May 15, 1997                              /s/Leonard  Scrivo
_
                                                          LEONARD
SCRIVO,

President, Chief Executive Officer
                                                        and Chief
Financial Officer