Form 10QSB
period 1997-06-30
VICON FIBER OPTICS CORP
filed 1997-08-15
CIK 718396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

           QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

   Common Stock, $.01 par value, 8,515,636 Shares outstanding  at
June 30,1997
                             PART I

ITEM 1







                    VICON FIBER OPTICS CORP.

                      FINANCIAL STATEMENTS

                           (UNAUDITED)

                          June 30, 1997
                    VICON FIBER OPTICS CORP.

                        TABLE OF CONTENTS

                          JUNE 30, 1997






PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 1997
              and           December           31,           1996
1-2

Statements of Operations For the Three and
     Six    Months    Ended    June    30,    1997    and    1996
3

Statements of Cash Flows For the Six
 Months Ended June 30, 1997 and 1996
4-5


Notes             to             Financial             Statements
5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
                                                       Operations
6

PART II

Item               1-6               not               applicable
6












                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS


                             ASSETS


JUNE 30,1997  DEC. 31, 1996

(UNAUDITED)


CURRENT ASSETS:

            Cash           and          cash          equivalents
$    854,581  $ 1,049,186
  Accounts receivable - net of
           allowance       for       uncollectible       accounts
520,855        411,627
  Inventories (Note 2)
1,160,793        983,094
  Prepaid expenses and other
                            current                        assets
1,294          14,459
                Deferred               income               taxes
36,679          33,040

                 Total               Current               Assets
2,574,202      2,491,406

PROPERTY, PLANT AND EQUIPMENT -
  net of accumulated depreciation
                          and                        amortization
412,165          399,001

OTHER ASSETS:

 Excess of cost over net assets of
                         businesses                      acquired
290,807         296,847
                                                         Deposits
4,487             4,487
           Investment          in          joint          venture
26,515           26,515
    Cash    surrender   value   of   life   insurance    contract
53,329            46,286

      Total Other Assets
375,138          374,135

                               TOTAL                       ASSETS
$ 3,361,505    $ 3,264,542










                See Notes To Financial Statements


                                1

                    VICON FIBER OPTICS CORP.

                         BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


JUNE 30, 1997   DEC. 31, 1996

(UNAUDITED)
CURRENT LIABILITIES:

    Accounts payable and accrued expenses                       $
206,787    $    118,852
                 Income               taxes               payable
75,429          151,133
         Current       portion      of       long-term       debt
166,202          166,202

                      Total          Current          Liabilities
448,418         436,187

LONG-TERM                                                    DEBT
245,891         258,023

Deferred              income             tax              payable
43,000           35,011

TOTAL                                                 LIABILITIES
737,309         729,221

SHAREHOLDERS' EQUITY:

  Common stock - authorized
    20,000,000 shares, $.01 par value,
         issued     and     outstanding     8,515,636      shares
85,156           85,156
              Additional             paid-in              capital
5,962,171      5,960,921
                                                          Deficit
(3,423,131)    (3,510,756)

               Total             Shareholders'             Equity
2,624,196      2,535,321

   TOTAL LIABLIITIES AND SHAREHOLDERS' EQUITY      $ 3,361,505
$ 3,264,542
















                See Notes To Financial Statements

                     VICON FIBER OPTICS CORP.

                    STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                         THREE MONTHS ENDED
SIX MONTHS ENDED
                                                                   JUNE  30
JUNE 30     .


                                                                       1997
1996            1997            1996

SALES                                                                  $745,397
$678,481   $1,308,699   $1,337,140

COST OF GOODS SOLD                                        431,144     412,114
753,441        781,665

GROSS    MARGIN                                                     314,253
266,367        555,258        555,475

OTHER COSTS (INCOME) AND EXPENSES:
   Selling, general and
       administrative  expenses                                     201,206
152,631        375,428        307,617
   Research and development                                   22,976
12,430          34,971         28,766
                            Interest                         expense
13,846        14,701          28,021         29,598
   Interest income                                                ( 12,426)
( 13,001)       ( 24,433)       (24,520)

TOTAL OTHER COSTS (INCOME) AND EXPENSES   225,602      166,761        413,987
341,461

INCOME BEFORE PROVISION FOR INCOME
   TAXES                                                              88,651
99,606         141,271       214,014

PROVISION  FOR  INCOME TAXES (Note  3)                 29,800        39,055
53,646         82,743

NET INCOME                                                      $ 58,851    $
60,551        $ 87,625     $131,271

INCOME PER COMMON SHARE:

         NET INCOME                                               $     .01
$     .01         $    .01           $   .02

AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                                8,637,400    8,515,636
8,686,503     8,515,636














                See Notes To Financial Statements
                      VICON FIBER OPTICS CORP.

                   STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                   SIX MONTHS ENDED

JUNE 30

1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

                             Net                           Income
$  87,625    $ 131,271
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
               Depreciation           and            amortization
32,040        24,562
     (Increase)  decrease in accounts  receivable               (
109,228)       85,157
    (Increase) decrease in inventory
(177,699)    (  50,301)
    (Increase) decrease in prepaid
      expenses and other current assets
13,165        13,963
    (Increase) decrease in deferred income taxes            (
3,639)       82,023
    Increase (decrease) in accounts
              payable         and        accrued         expenses
87,935        32,469
        Increase    in    deferred    income    taxes     payable
7,989
          Capital       stock      issued      for       expenses
--           35,000
        Increase     (decrease)in    income     taxes     payable
(75,704)           720
                             Total                    Adjustments
(225,141)     223,593

      Net Cash Provided By (uses by)
                           Operating                   Activities
(137,516)     354,864

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to plant and equipment                            (
39,164)   ( 286,215)
    Increase in cash surrender value of
       life insurance contract
(    7,043)  (     5,200)

      Net Cash (Used In) Investing Activities                  (
46,207)  ( 186,343)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt
( 12,132)    (  10,445)
    Issuance of stock warrants
1,250            --___

      Net Cash Provided By (used in)
         Financing Activities
( 10,882)    (  10,445)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (
194,605)      158,076

CASH AND CASH EQUIVALENTS - Beginning              1,049,186
858,681

CASH AND CASH EQUIVALENTS - End                   $    854,581
$1,016,757



                See Notes To Financial Statements




                    VICON FIBER OPTICS CORP.

                     STATEMENT OF CASH FLOWS

                           (UNAUDITED)


SIX MONTHS ENDED

JUNE 30


1997        1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

                                                         Interest
$  24,496     $29,598

                                Income                      taxes
$125,000     $    --___



                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
                          JUNE 30,1997

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996.

The accounting policies followed by the Company are set forth  in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,
1996, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                                                  JUNE  30,  1997
DEC. 31, 1996
                                                    (Unaudited)
    Raw    materials                                $     781,501
$ 649,331
       Work-in-process                                    142,469
39,480
     Finished    goods                                    236,823
294,283

                                                       $1,160,793
$983,094

NOTE 3 - INCOME TAXES

       Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial
statements         of         income         tax         returns.

ITEM   2  -Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Net Sales
     Net sales for the six months ended June 30, 1997 compared to the same period in 1996 decreased by $28,441. Management attributes this to decreased purchases by the dental industry of dental equipment containing Vicon's fiber optic components.

Cost of Sales
    Cost of sales for the six months ended June 30, 1997 were consistent with the same period in 1996.

Selling, General and Administrative Expenses
    Selling,  general  and administrative expenses  for  the  six months  ended  June 30, 1997 increased to $375,428 from  $307,617 for the six months ended June 30, 1996. Management attributes this to increased marketing and selling expenses.

Financial  Condition  of  the Company   The  Company  gauges  its
liquidity and financial stability by the measurements as shown in the following table:

                                                       June    30
December 31
                                                             1997
1996
                                                 (Unaudited)

      Working     capital                              $2,125,784
$2,055,219

    Current  ratio                                   5.74  to   1
5.71 to 1

  Shareholders' equity                   $2,624,196   $ 2,535,321



 PART II

Items 1-5 not applicable.
Item 6.,  Exhibit 11:
                COMPUTATION OF EARNINGS PER SHARE
                           (UNAUDITED)


Three Months Ended          Six Months Ended

June 30,                        June 30,

1997       1996             1997           1996

Primary:
   Average shares outstanding                8,515,636
8,515,636   8,515 636    8,515,636
   Net effect of dilutive stock options -
      based on the treasury stock
      method using average market price      121,764         --
170,867            --___

            TOTALS                                  8,637,400
8,515,636   8,686,503    8,515,636

Net Income                                         $    58,851  $
60,551  $   87,625    $  131,271

Per share amount                                 $          .01
$        .01   $         .01    $         .02










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