Form 10QSB
period 1997-09-30
VICON FIBER OPTICS CORP
filed 1997-11-17
CIK 718396

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                      Commission File Number 0-11057

                         VICON FIBER OPTICS CORP.
     (Exact name of small business issuer as specified in its charter)


     Delaware                                13-2615925
(State of Incorporation)           (IRS Employer Identification No.)


                   90 Secor Lane, Pelham Manor, NY 10803
                  (Address of principal executive offices)

                 Issuer's telephone number (914)-738-5006




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [X]   NO [ ]


The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

          Common Stock, $.01 per value 8,515,636 Shares outstanding at September 30, 1997

                                  PART I


ITEM 1








                         VICON FIBER OPTICS CORP.

                           FINANCIAL STATEMENTS

                                (UNAUDITED)

                            September 30, 1997

                         VICON FIBER OPTICS CORP.

                             TABLE OF CONTENTS

                            SEPTEMBER 30, 1997



                                                       <CAPTION
PART I.  FINANCIAL INFORMATION                         >
                                                       PAGE NO.

Item 1.   Financial Statements

Balance Sheets as of September 30, 1997                1-2
and December 31, 1996

Statements of Operations For the Three and             3
Nine Months Ended September 30, 1997 and 1996

Statements of Cash Flows For the Nine Months           4
Ended September 30, 1997 and 1996

Notes to Financial Statements                          5

Item 2.  Management's Discussion and Analysis          6
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        6

                         VICON FIBER OPTICS CORP.

                              BALANCE SHEETS

                                  ASSETS


                                     SEPTEMBER 30,    DECEMBER 31,
                                          1997            1996
                                      (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                  $ 576,430      $1,049,186

Accounts receivable - net of               1,145,155         411,627
allowance for uncollectible
accounts

Inventories (Note 2)                       1,332,991         983,094

Prepaid expenses and other current             1,825          14,459
assets

Deferred income taxes                         36,679          33,040
                                          ----------      ----------

Total Current Assets                       3,093,080       2,491,406
                                          ----------      ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                             422,569         399,001
                                          ----------      ----------

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                          287,787         296,847

Investment in joint venture                   26,515          26,515

Deposits                                       4,487           4,487

Cash surrender value of life
insurance contract                            57,251          46,286
                                          ----------      ----------

Total Other Assets                           376,040         374,135
                                          ----------      ----------

TOTAL ASSETS:                              3,891,689      $3,264,542
                                          ==========      ==========

                     See Notes To Financial Statements

                         VICON FIBER OPTICS CORP.

                              BALANCE SHEETS



                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                          SEPTEMBER 30,      DECEMBER 31,
                                               1997              1996
                                           (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable and accrued expenses          $   463,694      $   118,852

Income taxes payable                               197,081          151,133

Current portion of long-term debt                  141,202          166,202
                                               -----------       ----------

Total Current Liabilities                          801,977          436,187

LONG-TERM DEBT                                     239,478          258,023

Deferred income tax payable                         46,995           35,011
                                               -----------       ----------

TOTAL LIABILITIES                                1,088,450          729,221
                                               -----------       ----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding              85,156           85,156
8,515,636 shares and 8,340,636
respectively

Additional paid-in capital                       5,962,171        5,960,921

Deficit                                        (3,744,088)      (3,510,756)
                                                ----------       ----------

Total Shareholders' Equity                       2,803,239        2,535,321
                                                 ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS'             $3,891,689       $3,264,542
EQUITY
                                                ==========       ==========





                     See Notes To Financial Statements

                         VICON FIBER OPTICS CORP.

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                      THREE       NINE
                                                   MONTHS ENDED   MONTHS ENDED
                                                   SEPTEMBER 30   SEPTEMBER 30

                                       1997     1996     1997     1996
SALES                              $1,250,678 $752,190 $2,559,377  $2,089,330

COST OF GOODS SOLD                    731,167  383,068  1,484,608   1,164,733
                                      -------  -------  ---------   ---------
GROSS MARGINS                         519,511  369,122  1,074,769     924,597

OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and
administrative expenses               195,872  150,162    571,300     457,779
Research and development               17,771   10,419     52,742      39,185
Interest expense                       12,250   14,616     40,271      44,214
Interest income
                                      (11,069)  (12,684)  (35,502)    (37,204)
                                      -------  -------    -------      -------
TOTAL OTHER COSTS (INCOME) AND        214,824  162,513    628,811      503,974
EXPENSES

INCOME BEFORE PROVISION FOR INCOME    304,687  206,609    445,958      420,623
TAXES

PROVISION FOR INCOME TAXES (Note 3)   125,644   69,557    179,290      152,300
                                       ------   ------    -------      -------
NET INCOME                            $179,043 $137,052  $266,668     $268,323
                                      ======== ========  ========      ========


INCOME PER COMMON SHARE:              $   .02  $   .02    $   .03    $   .03

AVERAGE NUMBER OF SHARES USED IN    $8,794,529 $8,557,107 $8,728,052 $8,523,691
COMPUTATION











                     See Notes to Financial Statements

                         VICON FIBER OPTICS CORP.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                      1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                         $ 266,268    $ 268,323
Adjustments to reconcile net income to
  net cash provided by (used in) operating
activities:
  Depreciation and amortization                       48,060       39,593
  (Increase) decrease in accounts receivable       ( 733,528)     134,747
  (Increase) decrease in inventory                 ( 349,897)  (  359,371)
  (Increase) decrease in prepaid expenses and
     other current assets                             12,634       15,492
  Increase (decrease) in accounts payable and
     accrued expenses                                344,842       80,459
  Decrease in deferred income taxes                    8,345       92,649
  Capital stock issued for expenses                      --        35,000
  Increase  in income taxes payable                   45,948       59,651
                                                    --------    ---------
    Total Adjustments                              ( 623,596)      98,220
                                                    --------    ---------

    Net Cash Provided (Used) By Operating          ( 357,328)     366,543
Activities
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                 (  62,168) (  317,976)
  Increase in cash surrender value of
    life insurance contract                        (  10,965) (   10,073)
  Issuance of stock option for cash                   1,250         1,750
                                                    --------    ---------
    Net Cash (Used In) Investing Activities        (  71,883)  ( 221,227)
                                                    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                      (  43,545)  (  15,977)
    Net Cash Provided By (used in) Financing       (  43,545)  (  15,977)
Activities                                          --------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH           (472,756)      129,339
EQUIVALENTS

CASH AND CASH EQUIVALENTS - Beginning              1,049,186      858,681
                                                   ---------    ---------

CASH AND CASH EQUIVALENTS - End                     $576,430    $ 988,020
                                                    ========    =========


                     See Notes to Financial Statements

                         VICON FIBER OPTICS CORP.

                          STATEMENT OF CASH FLOWS

                                (UNAUDITED)


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                               1997      1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                  $37,371   $40,689
                                              -------   -------

    Income taxes                             $125,000   $    0
                                              -------   -------


                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
                            SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                            SEPTEMBER 30, 1997        DECEMBER 31, 1996
                               (Unaudited)
Raw Materials                   $  372,788                 $649,331
Work-in-process                    336,688                   39,480
Finished goods                     623,515                  294,283
                                ----------                 --------
                                $1,332,991                 $983,094
                                ==========                 ========

NOTE 3 - INCOME TAXES

     Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales:
     Net sales for the nine months ended September 30, 1997 compared to the same period in 1996 increased by $470,047. Management attributes this to increased sales of the Company's Fantasia line of fiber optic decorative lamps.

Cost of Sales:
     Cost of sales for the nine months ended September 30, 1997 was 58%, compared to 56% for the same period in 1996. Management attributes this to an increase in sales of lower margin products.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the nine months ended September 30, 1997 increased to $571,300 from $457,779 for the same period in 1996. Management attributes this to increased marketing and selling expenses.

Financial Condition of the Company:     The Company gauges its liquidity
and financial stability by the measurements as shown in the following table:

                               September 30              December 31
                                   1997                      1996
                               (Unaudited)
Working capital                 $2,291,103                $2,055,219

Current ratio                    3.86 to 1                 5.71 to 1

Shareholders' equity            $2,803,239                $2,535,321

PART II
Item 6, Exhibit 11

                         VICON FIBER OPTICS CORP.

                     COMPUTATION OF EARNINGS PER SHARE

                                (UNAUDITED)

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                    1997       1996       1997      1996

Primary:
  Average shares outstanding     8,515,636  8,515,636  8,515,636  8,464,541
  Net effect of dilutive stock
  options -
  based on the treasury stock
  method using average market      278,893     41,471    212,415     59,150
  price
                                 ---------  ---------  ---------  ---------
          TOTALS                 8,794,529  8,557,107  8,728,051  8,523,691                     1
                                 =========  =========  =========  =========
                                 $ 179,043  $ 137,052  $ 266,618  $ 268,323
                                 =========  =========  =========  =========


Per share amount                 $     .02  $     .01  $     .03  $    .03
                                 =========  =========  =========  ========

                                     6



                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         VICON FIBER OPTICS CORP.
                               (Registrant)


Date:   November 15, 1997          /s/Leonard Scrivo

                                   LEONARD SCRIVO,
                                   President, Chief Executive Officer