Form 10KSB
period 1997-12-31
VICON FIBER OPTICS CORP
filed 1998-03-31
CIK 718396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                       Commission file number 0-11057

                          VICON FIBER OPTICS CORP.
               (Name of Small Business Issuer in its Charter)

                  Delaware                      13-2615925
        (State of Incorporation)   (IRS Employer Identification No.)

              90 Secor Lane, Pelham Manor, New York       10803
            (Address of Principal Executive Offices)   (Zip Code)

Issuer's telephone number (914) 738-5006

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.____

Issuer's revenues for the year ended December 31, 1997:   $4,026,258.
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: $10,644,712.

Number of common shares outstanding on December 31, 1997: 8,515,770









                             Page 1 of 34 Pages

                      Exhibit Index appears at Page 33

                                   PART I


Item 1.    Description of Business

General

Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and currently derives the majority of its revenue from the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements.

Fiber optics are glass fibers through which light is transmitted. Each fiber is composed of an inner glass core with one index of refraction, covered by an outer glass cladding or coating with a higher index of refraction. The difference in the index of refraction between the core glass and the outside coating glass that forms the optical fiber substantially reduces the dissipation of the light energy from the filament. Optical fibers may be bundled or employed singly, depending on their intended use.

There are two basic types of fiber optic bundles: unoriented fiber bundles and oriented or coherent fiber bundles. Unoriented fiber bundles are used for the transmission of light for illumination; oriented bundles are used for the transmission of images ("Image Bundles").

Unoriented fiber optic illuminating systems and components have been and currently are the type manufactured and utilized by the Company in its dental products. Unoriented fiber optic components consist of a bundle or cable of thousands of unoriented glass fibers to conduct, optically, light from a source (the "illuminator") specific area to be illuminated regardless of the curvature or other normal distortion of the fiber cable needed to avoid such obstacles. The use of the fiber optic cable permits the transmission of electricity and without any significant transmission of heat. Accordingly, fiber optic illuminating systems are suitable for providing illumination under circumstances where the absence of heat and electricity is desirable and where the area to be illuminated is relatively inaccessible to conventional means of illumination, such as in dentistry.

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














                             Page 2 of 34 Pages

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

After many years of work with original equipment manufacturers of dental instruments, the Company also developed a suitable design incorporating the Company's fiber optic elements directly into the handpiece, with an ability to be coupled to the remaining components of the Company's system.

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

Company's Current Fiber Optic Dental Products

Currently, the Company manufactures two dental illuminators, one that is mounted away from the dental work area. The second consists of two modules with a small light module under a utility tray in the dental work area and a power module mounted away from the work area. The light in both illuminators is air activated when the handpiece or instrument is removed from its console hanger.

Both illuminators are composed of a cooling fan, a rheostat and a high intensity halogen projection lamp that focuses the light onto three fiber optic cables. The light is transmitted through the fiber optic cables in the handpiece tubing that interfaces with the fiber optic element in the handpiece.

Instruments and attachments are illuminated with one fiber optic cable (primary probe) which is interchangeable with a transilluminator (used for the back illumination of teeth), an illuminating mirror, a cheek retractor providing general illumination, and an evacuator clip for illuminating a suction tip.






                             Page 3 of 34 Pages

Decorative Fiber Optics Products

The Company manufactures a line of decorative fiber optic lamps under the tradename "Fantasia Products." The Company commenced production and national sales of the lamps in 1995 and now has expanded its capacity with the engagement of two excellent manufacturing facilities in southern China.

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

Raw Materials

All components of the Company's fiber optic illuminating systems other than the fiber optic cables, which the Company manufactures with its own equipment, are manufactured for the Company by others and assembled by the Company at its plant. Many of these components (such as the light source and control module) are items inventoried by their manufacturers, and such items or their equivalent are available from several sources. Their respective manufacturers make other components, such as the housing and certain of the instrumentation for these systems, to the Company's plans and specifications. In most cases, essential tooling for these components is owned by the Company. The Company uses only one source for each of these components, but believes that alternative or supplementary sources can readily be obtained. None of the Company's suppliers is affiliated with the Company and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture its products.

Patents

The Company owns ten patents in the United States and corresponding rights abroad related to the dental product aspect of its business. The Company believes that patent protection is useful, but is not a crucial factor in its business. The Company's patents have not yet been tested judicially and, accordingly, there can be no assurance as to either the validity or scope of its patent protection. Furthermore, new technological discoveries by others may reduce the utility of the Company's patents.












                             Page 4 of 34 Pages

Distribution and Sales

During 1997 one customer purchased approximately 15% of the Company's products, two customers purchased 14% and another customer purchased 12%. The loss of any one or more of these four largest customers by the Company would have a material adverse effect on the Company's business. In 1997, 5% of the Company's sales were to foreign customers.

As of December 31, 1997, the Company had a sales backlog of approximately $450,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 1996 the Company had a backlog of approximately $501,000. The Company believes that the decreased backlog is due primarily to the timing of orders from customers.

Competition

The Company believes it is one of the leading domestic manufacturers of fiber optic components and illuminating systems for use in the dental industry and of decorative fiber optic lamps. While the Company has little direct competition for its products, there are a few other domestic manufacturers that produce similar products for the same markets as the Company. The Company depends on its proprietary manufacturing techniques and abilities to design and manufacture products for the specific needs of its customers at competitive prices with a high degree of quality and service to enable the Company to maintain market share.

Employees

The Company has 25 full-time employees, of whom two are executives, two are engineers, and two are administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

Item 2.  Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately one-half year remaining on a five-year renewable lease of space, which it intends to renew. The building is a two story, modern, fireproof concrete block structure. The aggregate annual rental paid by the Company in 1997 was approximately $73,655.

The Company believes that the facilities currently in use are suitable and adequate for its business.










                             Page 5 of 34 Pages

Item 3.  Legal Proceedings

The Company or its property is not a party or subject to any pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)  The Company held its annual meeting on April 28, 1997.
  (b) The board of directors as previously reported was re-elected in its entirety.
  (c) (1) A proposal to ratify the selection of Sheft Kahn & Company, LLP as the Company's independent accountants for the fiscal year ending December 31, 1997, was approved



                                   PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

         (a)  Price Range of Common Stock

Set forth below in tabular form for the quarterly periods indicated are the high and low bid prices of Vicon Common Stock in the over-the-counter market as quoted by the National Quotation Bureau, Inc., or by market makers.

                              Bid Prices
                               Low           High
1996 First Quarter           13/16          1 1/4
Second Quarter                 7/8          2 5/8
Third Quarter                  7/8         1 3/16
Fourth Quarter               11/16         1 1/16

1997 First Quarter           13/16          1 5/8
Second Quarter               11/16          1 1/4
Third Quarter                23/32          1 1/2
Fourth Quarter               29/32          1 1/4
















                             Page 6 of 34 Pages

Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b)  Approximate Number of Equity Security Holders

                                         Approximate Number of Record
         Title of Class                     Holders as of December 31, 1997

         Common Stock, $.01 par value                      1600

         (c)  Dividend Policy

Holders of Common Stock of the Company are entitled to a pro rata share of my dividends when, as and if declared by the Board of Directors and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the Company. There have been no cash dividends paid since the inception of the Company and the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance growth of the business.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                                 1997           1996
Working Capital            $2,457,828     $2,055,219
Current Ratio               4.58 to 1      5.71 to 1
Shareholders' Equity       $2,965,507     $2,535,321
Net Income                   $418,935       $343,503

The increase in working capital during 1997 was due to net income for the year, less expenditures for capital equipment and long-term debt becoming due within one year.

The increase in shareholders' equity during 1997 was due to net income for the year plus the issuance of common stock and sale of stock options.













                             Page 7 of 34 Pages

Results of Operations

Year ended December 31, 1997 Compared to Year Ended December 31, 1996

Net sales for the year ended December 31, 1997 as compared to 1996 increased by 44%. Management attributes this to the implementation of a national marketing program for the Fantasia lamps and greater demand for the Dental product line.

Cost of sales increased to 62.3% for 1997 compared to cost of sales 57.9% in 1996. Management attributes this to a higher proportion of Fantasia lamp sales that results in higher cost of sales than the Dental products.

Selling, general and administrative expenses increased to $783,476 in 1997 as compared to $561,156 in 1996, an increase of $222,320. Management attributes this to increased marketing expenses and increased general and administrative expenses required to administer the increased sales.





Item 7.  Financial Statements


































                             Page 8 of 34 Pages

                          VICON FIBER OPTICS CORP.



                            FINANCIAL STATEMENTS
                             FORM 10-KSB ITEM 7



                        YEAR ENDED DECEMBER 31, 1997





























                             Page 9 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        INDEX TO FINANCIAL STATEMENTS









                                                                PAGE
Independent Auditors' Report                                     F-3

Financial Statements:
Balance Sheet - December 31, 1997                          F-4 - F-5

Financial Statements for each of the two years in the
Period ended December 31, 1997:
Statements of Operations                                         F-6
Statements of Shareholders' Equity                               F-7
Statements of Cash Flows                                         F-8

Notes to Financial Statements                             F-9 - F-17

                             Page 10 of 34 Pages

                        INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York


We have audited the Balance Sheet of Vicon Fiber Optics Corp. as of
December 31, 1997, and the related Statements of Operations, Shareholders' Equity and Cash Flows for each of the two years in the period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                           Sheft, Kahn & Company, LLP
                                           CERTIFIED PUBLIC ACCOUNTANTS



March 9, 1998
Jericho, New York

                             Page 11 of 34 Pages

                          VICON FIBER OPTICS CORP.

                                BALANCE SHEET

                              DECEMBER 31, 1997

                                   ASSETS





CURRENT ASSETS:
Cash and cash equivalents (Note 1)                            $834,169
Accounts receivable - Net of allowance for
uncollectible accounts of $1,549                               980,083
Inventories (Note 3)                                         1,276,524
Prepaid expenses and other current assets                       19,034
Deferred income taxes (Note 6)                                  34,254

Total Current Assets                                         3,144,064

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated
depreciation and amortization (Note 4)                         412,966

OTHER ASSETS:
Excess of cost over net assets of business acquired            284,767
Deposits                                                         4,487
Investment in joint venture (Note 9)                            26,515
Cash surrender value of life insurance contract                 60,764

Total Other Assets                                             376,533

TOTAL ASSETS                                                $3,933,563





See accompanying Notes to Financial Statements.

                             Page 12 of 34 Pages

                          VICON FIBER OPTICS CORP.

                                BALANCE SHEET

                              DECEMBER 31, 1997



                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                 $362,095
Income taxes payable (Note 6)                          250,591
Current portion of long-term debt (Note 5)              73,550

Total Current Liabilities                              686,236

LONG-TERM DEBT (Note 5)                                234,473

Deferred income tax payable (Note 6)                    47,347

Total Liabilities                                      968,056

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDER'S EQUITY:
Common stock - authorized 20,000,000 shares, $.01
par value, issued and outstanding
8,515,770 shares                                        85,290
Additional paid-in capital                           5,972,038
Deficit                                            (3,091,821)

Total Shareholders' Equity                           2,965,507

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $3,933,563



See accompanying Notes to Financial Statements.

                             Page 13 of 34 Pages

                          VICON FIBER OPTICS CORP.

                          STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED DECEMBER 31,

SALES                                   $4,026,258     $2,784,423
COST OF GOODS SOLD                       2,506,905      1,612,425
GROSS MARGIN                             1,519,353      1,171,998
OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and administrative
expenses                                   783,476        561,156
Research and development                    67,512         52,702
Interest expense                            55,443         59,180
Interest income                           (41,593)       (49,210)
TOTAL OTHER COSTS (INCOME) AND
EXPENSES:                                  864,838        623,828
INCOME BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM               654,515        548,170
PROVISION FOR INCOME TAXES (Note 6)        235,580        208,750
INCOME BEFORE EXTRAORDINARY ITEM           418,935        339,420
EXTRAORDINARY ITEM (NET OF INCOME
TAXES OF $-0- AND $3,417
RESPECTIVELY) (NOTE 12)                    -------          4,083
NET INCOME                                $418,935       $343,503
INCOME PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM              $.05           $.04
EXTRAORDINARY ITEM                      ----------     ----------
NET INCOME                                    $.05           $.04
AVERAGE NUMBER OF SHARES USED IN         8,642,661      8,632,194
COMPUTATION







See accompanying Notes to Financial Statements.

                             Page 14 of 34 Pages

                          VICON FIBER OPTICS CORP.

                     STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE TWO YEARS ENDED DECEMBER 31, 1997


                                         ADDITIONAL                  TOTAL
                                          PAID-IN                SHAREHOLDERS'
                          COMMON STOCK    CAPITAL       DEFICIT      EQUITY
Balance January 1, 1996        $83,406    $5,925,921  ($3,854,259)  $2,155,068
Net Income                      ------     ---------       343,503     343,503
Issuance of Common Stock         1,750        35,000       -------      36,750
Balance December 31,            85,156     5,960,921   (3,510,756)   2,535,321
1996
Net income                      ------     ---------       418,935     418,935
Issuance of Common Stock           134        11,117       -------      11,251
Balance December 31,           $85,290    $5,972,038  ($3,091,821)  $2,965,507
1997















See accompanying Notes to Financial Statements.

                             Page 15 of 34 Pages

                          VICON FIBER OPTICS CORP.

                          STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31,

                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $418,935    $343,503
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              73,652      47,318
(Increase) decrease in accounts receivable              (568,456)     209,872
(Increase) in inventory                                 (293,430)   (313,264)
(Increase) decrease in prepaid expenses and other         (4,575)       4,837
current assets
Decrease in security deposits                             -------     105,072
(Increase)decrease in deferred income taxes               (1,214)      94,619
(Decrease) increase in accounts payable and accrued       243,243    (75,720)
expenses
Increase (decrease) in income taxes payable                97,949     117,547

Total Adjustments                                       (452,831)     190,281

Net Cash (Used in) Provided by Operating Activities      (33,896)     533,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                (75,537)   (338,358)
(Increase) in cash surrender value of life insurance     (14,478)    (12,459)
contract

Net Cash (Used in) Investing Activities                  (90,015)   (350,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                             (102,357)    (29,212)
Investment in common stock                                 11,251      36,750

Net Cash (Used in) Provided by Financing Activities      (91,106)       7,538

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (215,017)     190,505

CASH AND CASH EQUIVALENTS - Beginning                   1,049,186     858,681

CASH AND CASH EQUIVALENTS - End                          $834,169  $1,049,186
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest                                                  $55,433     $59,448
Income taxes                                             $125,000  ----------

See accompanying Notes to Financial Statements.

                             Page 16 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below:

a)   Cash and Cash Equivalents:

    For the purpose of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, and any other highly liquid debt instruments purchase with a maturity of three months or less.

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

                             Page 17 of 34 Pages

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

                             Page 18 of 34 Pages

                           VICON FIBER OPTICS CORP

                        NOTES TO FINANCIAL STATEMENTS


NOTE 2 - MATTERS OF ECONOMIC INFLUENCE

Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

             Year Ended December 31,
Customer            1997        1996
A                 14.39%      14.22%
B                 11.94%      12.42%
C                      *      12.07%
D                 15.44%      17.08%
E                 14.39%      ------
                  56.16%      55.79%

*Less than 10 Percent of Sales.

Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:

             Year Ended December 31,
Geographic          1997         1996
Area
Europe              4.9%         2.3%
Japan                 .1           .1
                    5.0%         2.4%

Suppliers

The Company uses only one source for some of its components, but believes that alternative supplementary sources can readily be obtained. None of the Company's suppliers are affiliated with the Company and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture of its products.

NOTE 3 - INVENTORIES

The composition of inventories at December 31, 1997 is as follows:

Raw Materials               $868,648
Work-in-process               54,930
Finished goods               352,946
                          $1,276,524

                             Page 19 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1997 is summarized as follows:

                                       Estimated Useful Life
Machinery and equipment       $419,000 3-10 years
Furniture, fixtures and        115,926 2-10 years
Office equipment
Leasehold improvements         362,292  Useful Life or Lease term, whichever
                                        is shorter
                               897,218
Accumulated depreciation       484,252
and amortization
                              $412,966

Depreciation and amortization expense for the year ended December 31, 1997 amounted to $61,572.


NOTE 5 - LONG-TERM DEBT

Long-term debt at December 31, 1997 consists of the following:

Amounts due to the former Chairman of the         $258,023
Board and President of Saxton (a)
10% convertible subordinated notes (b)              50,000
                                                   308,023
Less:  Current Portion                              73,550
                                                  $234,473

                             Page 20 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT (Continued)

(a) In December 1989, pursuant to a stipulation of compromise and settlement, Vicon agreed to pay a total of $950,000 as follows:

     i)   $100,000 to the former President of Saxton on January 1, 1990

     ii) Commencing January 1, 1990 and monthly thereafter until December 1, 1997, $5,500 per month to the former Chairman of the Board of Saxton.

     iii) Commencing January 1, 1998 and monthly thereafter until December 1, 2000, $8,944 per month to the former Chairman of the Board of Saxton.

     In December 1989, the Company recorded a liability of $489,950 representing the present value of such payments discounted for interest imputed at 15 percent per annum.

(b) In 1992, the Company issued $91,000 of convertible notes and $50,000 during 1993, which were due in 1997. The notes bear interest at 10% per annum and are convertible into shares of the Company's stock at a purchase price of $.75 per share. During 1997, $81,000 of debentures were redeemed and $10,000 was converted into 13,333 shares of common stock.

In December 1994 the Company established a credit facility with Marine Midland Bank, whereby the Company may borrow up to $500,000 for working capital purposes and an additional $250,000 for support of trade service products. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an investment account maintained with the bank. As at December 31, 1997 the Company had outstanding letters of credit of $102,739.

Aggregate annual maturities applicable to long-term debt are as follows:

Year Ending December 31,        Amount
1998                           $73,550
1999                            85,374
2000                            99,099
2001 and after                  50,000
                              $308,023







                                    F-13




                             Page 21 of 34 Pages




                          VICON FIBER OPTICS CORP.


                        NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

Under the provisions of SFAS 109, the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax laws, and the effects of future changes in tax laws or rates are not anticipated. The net difference between the provision for income taxes and income taxes currently payable is reflected in the balance sheet as deferred income taxes. Deferred tax assets and liabilities are classified as current and non-current based on the classification of the related assets or liability for financial reporting purposes or based on the expected reversal date for deferred income taxes not related to an asset or liability.

Deferred income taxes consist of the following at December 31, 1997:

Temporary differences arising from the following:

                                                                   Classified As
                                                    Short-Term      Long-Term
    Type                Amount      Deferred Tax      Assets       (Liability
Depreciation          ($126,471)      ($47,347)       $-------      ($47,347)
Reserve for bad debts     1,549            578            578       --------
Reserve for obsolete     50,692         18,977         18,977       --------
Section 263A costs       49,431         18,505         18,505       --------
Valuation allowance   ---------        (3,806)        (3,806)       --------
                       ($24,799)      ($13,093)        $34,254      ($47,347)

The valuation allowance increased $3,587 during the year ended December 31, 1997.

                             Page 22 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (Continued)

The provision for income taxes for the years ended December 31, 1997 and 1996 consisted of the following:

                           1997           1996
Current-Federal        $218,497        $97,671
Current-State            35,716         19,876
Over accrual           (26,147)         ------
adjustment
Total Current           228,066        117,547

Deferred:
Federal                   6,459         78,278
State                     1,055         16,342
Total Deferred            7,514         94,620

Total                  $235,580       $212,167



A reconciliation of income tax expense computed at statutory rates to above amounts at effective rates is as follows:

                                                      1997           1996
Income tax expense at statutory rates                  $222,535       $188,927
State and local, net of federal benefit                  24,269         25,896
Non-deductible expenses and over-under accrual         (11,224)         14,559
Realized benefit of deferred tax asset in excess       --------       (17,215)
of valuation
Income tax expense at effective rates                  $235,580       $212,167

                             Page 23 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS



NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

On August 1, 1993, the Company renegotiated its lease and is now obligated under the terms of a new lease, expiring on July 31, 1998, which calls for a base annual rent of $66,780 plus real estate tax escalations. The total rent expense under operating leases charged to operations for the years ended December 31, 1997 and 1996 was $73,655 and $66,780, respectively.

The Company also has two auto leases totaling $899 per month through September 1999.

As of December 31, 1997, the future lease expenditures are as follows:

1998       $62,466
1999        10,788
2000         6,894
2001        ------
           $80,148

As at December 31, 1997, the Company had an L/C for $102,379 outstanding.

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

At a Special Board of Directors meeting held on March 20, 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan for Key Employees
(the "1996 Plan"), which was ratified by the stockholders on May 30, 1996. Subject to adjustment as provided below, 1,000,000 shares of Common Stock (the "Shares") will be available for issuance under the 1996 Plan. No awards under the Plan ("Awards") may be granted after March 20, 2006. Awards may be
(1) incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Service of 1986, as amended (the "Code"), (2) non-qualified stock options, or (3) shares subject to certain restrictions ("restricted stock").

                             Page 24 of 34 Pages

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

Restricted Stock

Awards of restricted stock are subject to such restrictions as the Committee determines, including, but not limited to: a vesting schedule based upon the recipient's continuous employment and conditions based on performance requirements. Except as described below, no restricted stock Award may vest in the whole or in part prior to the completion of the number of years of continuous employment after the date of grant established by the Committee, and restricted stock Awards shall be forfeited to the extent any restriction is not met. Until all conditions associated with restricted stock are met, restricted stock may not be sold, pledged, or otherwise disposed of. Except for these limitations, recipients of restricted stock are entitled to all rights of a Stockholder, including the right to vote and receive dividends or other distributions on such restricted stock.

If the employment of a recipient of a restricted stock Award terminates by reason of death, total and permanent disability, retirement, or discharge other than for cause before all applicable restrictions have been met, the Committee may remove the restrictions.

                             Page 25 of 34 Pages

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

Certain Federal Income Tax Consequences

An employee to whom an ISO is granted will not recognize income at the time of grant or exercise of the ISO (except that the alternative minimum tax may apply), and no federal income tax deduction will be available to the Corporation upon the grant or exercise of an ISO more than one year after the date of exercise and more than two years after the date of grant of the ISO, the employee will normally recognize a long-term capital gain or loss equal to the difference, if any, between the sale price of such Shares and the option exercise price. If the employee does not hold such Shares for these periods, when the employee sells such Shares the Code and the regulation prescribe the capital gain or loss in such amounts as thereunder. Subject to applicable provisions of the Code and the statutory holding periods noted above, the Corporation will generally be entitled to a federal income tax deduction in the amount of such ordinary compensation income.

                             Page 26 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

An employee to whom a non-qualified stock option (which is treated as an option for federal income tax purposes) is granted will not recognize income at the time of grant of such option. When the employee exercises such option, the employee will recognize ordinary compensation income equal to the difference, if any, between the option price paid and the fair market value, as of the date of exercise, of the Shares received by the employee. The tax basis of such Shares to such employee will be equal to the fair market value on the date of exercise, and the employee's holding period for such Shares will commence on the date on which the employee recognized taxable income in respect of such shares. Subject to applicable provisions of the Code and the regulations thereunder, the Corporation will generally be entitled to a federal income tax deduction in respect of non-qualified stock options in an amount equal to the ordinary compensation income recognized by the employee. Any compensation includable in the gross income of an employee in respect of a non-qualified option will be subject to appropriate federal income and employment taxes.

At the Special Board of Directors meeting held on March 20, 1996, the Board granted 50,000 stock options with an exercise price of $.96 to Leonard Scrivo and 165,000 stock options with an exercise price of $.87 to various other employees. At the March 20, 1996 meeting, the Board of Directors, as part of a consulting agreement, also granted non-qualified options to Stanley A. Youdelman to purchase 20,000 Shares at $.87 per share. On June 28, 1996, the Company granted options to purchase 125,000 shares at $.875 and on July 5, 1996, the Company sold options to purchase 175,000 shares for $1,750.

                                                 Option Price
                                  Shares     Per Share     Aggregate
Outstanding December 31, 1997    535,000  $.87 to $.96      $471,450
Outstanding December 31, 1997    535,000  $.87 to $.96      $471,450

                             Page 27 of 34 Pages

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

NOTE 10 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                             Page 28 of 34 Pages

                          VICON FIBER OPTICS CORP.

                        NOTES TO FINANCIAL STATEMENTS



NOTE 10 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Short and long-term debt: the carrying amounts of the Company's borrowings under its revolving credit agreements, as well as all short-term borrowings, approximate their fair values. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:

                            Carrying Amounts       Fair Value
Cash and cash equivalents           $834,169         $834,169
Short and long-term debt             308,023          308,023

NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in deposits with Marine Midland Bank. The investment generally matures within six months and therefore is subject to little risk. The Company has not incurred losses related to this investment. As at December 31, 1997, $576,201 was invested at an interest rate, which varies daily. Deposits with Marine Midland Bank are insured under the FDIC for up to $500,000.

NOTE 12 - EXTRAORDINARY ITEM

During the year ended December 31, 1996 the Company voided a note payable which was redeemable or convertible through an expiration date which had passed. The Company has recorded this as a forgiveness of debt and reflected a $7,500 gain in income.

                             Page 29 of 34 Pages

Item 8.  Disagreements with Accountants on Accounting and Financial
Disclosure

None.


                                  PART III


Item 9.  Directors and Executive Officers

                               LEONARD SCRIVO

Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. Age 60.

                                 LES WASSER

Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990. Age 54.

                            STANLEY A. YOUDELMAN

Age 58: Has been an oral and maxillofacial surgeon for more than 25 years. He is chief of Oral Surgery at St. Johns Episcopal Hospital in Smithtown, New York. He is also past President of the Suffolk Academy of Medicine as well as the Suffolk County Dental Society and is presently on the Board of Directors of the Suffolk County Dental Society. Dr. Youdelman is not an employee of the Corporation.


Item 10.  Executive Compensation

A. The following table sets forth cash or other compensation received by the Chief Executive Officer and other highly paid executive officers and directors of the Company for the last three fiscal years.

                                           Annual  Long-Term Compensation
                                     Compensation
                                                      Restricted Stock
Name and Principal Position    Year   Total $ (1)   Award ($)  Options (#)
Leonard Scrivo                 1997      $101,481          $0            0
President, CEO                 1996        92,944      13,000       50,000
Chairmen of the Board          1995        84,651           0            0
All Officers and Directors     1997       160,065           0            0
As a Group                     1996       150,958      21,000      130,000
(3 persons)                    1995       133,161           0            0










                             Page 30 of 34 Pages

B.   Option grants in last fiscal year:  None

C.   Options exercised during the last fiscal year:  None.

D.   Fiscal year end option values:

                                Unexercised Value of Unexcercised in-
Name                            Options (#) the-money Options ($)
Leonard Scrivo                       50,000                   $14,500
All Officers and Directors
as a Group (3 persons)              130,000                   $49,500

Directors' Compensation

No director receives any compensation for attending Board meetings.







































                             Page 31 of 34 Pages

Item 11.  Security Ownership and Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1997 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:

Name                        Number of       Approximate % of
                          Shares Owned     Outstanding Shares
Leonard Scrivo (1)(2)         1,052,978                   12.4%
Les Wasser (1)(2)               165,000                    1.9%
Stanley A. Youdelman             61,600                    0.7%
(2)(3)
All officers and
directors as a group          1,279,578                   15.0%
(three persons)
Donald J. Unger (4)             980,000                   11.5%
Joseph Cooper                   557,478                    6.5%

(1)  Officer of the Company.

(2)  Director of the Company.

(3) Includes 6,750 shares owned by members of his family in which Dr. Youdelman disclaims any beneficial interest.

(4) Includes 200,000 shares owned by members of his family in which Mr. Unger disclaims any beneficial interest.


Item 12.  Certain Relationships and Related Transactions

None.




















                             Page 32 of 34 Pages

                                   PART IV


Item 13.  Exhibits and Reports on Form 8-K


(a)(1)  Financial Statements

    The following statements of Vicon Fiber Optics Corp. are included in Part II, Item 7:

                                                  Page
Audit Report of Sheft Kahn & Company                11
Financial Statements:
Balance Sheet - December 31, 1997                12-13
Statements of Operations - Years ended
December 31, 1997 and 1996                          14
Statements of Shareholders Equity -
Years ended December 31, 1997 and 1996              15
Statements of Cash Flows - Years ended
December 31, 1997 and 1996                          16
Notes to Financial Statements                    17-29

(c)  No Reports on Form 8-K were filed during 1997.

(d)  Exhibits

3.1          Articles of Incorporation, as amended
             (filed as Exhibit 3.1 to Form 10, Registration No. 0-11057, filed on June 13, 1983, and incorporated herein by reference).
3.2          By-laws (filed as Exhibit 3.2 to Form 10, Registration No.
             0-11057, incorporated herein by reference).
4.1          Certificate for Common Stock, $.10 par value (filed as
             Exhibit 4.1 to Form 10, Registration No. 0-11057, incorporated herein by reference).
4.2          Certificate for Convertible Subordinated Notes, due
             December 31, 1986, and Agreement (filed as Exhibit 4.2 to
             Form 10, Registration No. 0-11057, incorporated herein by reference).
4.3          Warrant to Purchase Common Stock, $.10 par value (expiring
             December 31, 1986) (filed as Exhibit 4.3 to Form 10,
             Registration No. 0-11057, incorporated herein by reference).
4.4          Form of 12% Convertible Subordinated Note (filed as Exhibit
             4.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K"), incorporated herein by reference).
4.6 Certificate of Amendment of Certificate of Incorporation to increase the authorized capital stock of the Company to twenty million shares and to change the par value to $.01 per share. (Filed as Exhibit 4.6 to the 1992 Form 10-KSB).


                             Page 33 of 34 Pages

                                 SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VICON FIBER OPTICS CORP.




                                                    By /s/Leonard Scrivo_____
                                                    Leonard Scrivo, President


                            Date  March 31, 1998




In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/Leonard Scrivo        President (Chief         March 31, 1998
LEONARD SCRIVO           Executive Officer),
                         Treasurer and Director

/s/Les Wasser            Director                 March 31, 1998
LES WASSER               Secretary
                         Controller

/s/Stanley A. Youdelman  Director                 March 31, 1998
STANLEY A. YOUDELMAN







                             Page 34 of 34 Pages