Form 10QSB
period 1998-03-31
VICON FIBER OPTICS CORP
filed 1998-05-15
CIK 718396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO ____


The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

Common Stock, $.01 par value, 8,529,069 Shares outstanding at March 31, 1998.

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                March 31, 1998

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                MARCH 31, 1998





                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of March 31, 1998
and December 31, 1997                                             1-2

Statements of Operations For the Three
Months Ended March 31, 1998 and 1997                                3

Statements of Cash Flows For the Three
Months Ended March 31, 1998 and 1997                              4-5

Notes to Financial Statements                                     5-6

Item 2.  Management's Discussion and Analysis
Of Financial Condition and Results of Operations                  6-7

PART II                                                             7

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET



                                    ASSETS

                                                 March 31, 1998  Dec.31, 1997
                                                    (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                               $779,998     $834,169
Accounts receivable - net of
allowance for uncollectible accounts                     601,631      980,083
Inventories (Note 2)                                   1,384,441    1,276,524
Prepaid expenses and other current assets                 35,147       19,034
Deferred income taxes (Note 6)                            34,256       34,254
Total Current Assets                                   2,835,473    3,144,064

PROPERTY, PLANT AND EQUIPMENT -
 Net of accumulated depreciation and
 amortization                                            441,091      412,966

OTHER ASSETS:
Excess of cost over net assets of business
acquired                                                 281,747      284,767
Deposits                                                   4,487        4,487
Investment in joint venture                               26,515       26,515
Cash surrender value of life insurance contract           64,286       60,764
Total Other Assets                                       377,035      376,533

TOTAL ASSETS                                          $3,653,599   $3,933,563

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 MARCH 31, 1998  DEC. 31,1997
                                                    (UNAUDITED)

CURRENT LIABILITIES:
Accounts payable and accrued expenses                   $281,610     $362,095
Income taxes payable                                      66,303      250,591
Current portion of long-term debt                         38,550       73,550
Total Current Liabilities                                386,463      686,236

LONG-TERM DEBT                                           222,600      234,473

Deferred income tax payable                               37,809       47,347

TOTAL LIABILITIES                                        646,872      968,056

SHAREHOLDERS' EQUITY:
Common Stock - authorized 20,000,000 shares,
$.01 par value, issued and outstanding
8,529,069                                                 85,290       85,290
Additional paid-in capital                             5,972,038    5,972,038
Deficit                                              (3,050,601)  (3,091,821)

Total shareholders' equity                             3,006,727    2,965,507

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $3,653,599   $3,933,563

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                          1998        1997
SALES                                                    $752,170    $563,302
COST OF GOODS SOLD                                        446,230     322,297
GROSS MARGIN                                              305,940     241,005

OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and administrative expenses              218,428     174,222
Research and development                                   11,551      11,995
Interest expense                                           10,710      14,175
Interest income                                           (7,251)    (12,007)

TOTAL OTHER COSTS (INCOME) AND EXPENSES                   233,438     188,385

INCOME BEFORE PROVISION FOR INCOME TAXES                   72,502      52,620

PROVISION FOR INCOME TAXES (Note 3)                        31,282      23,846

NET INCOME                                                $41,220     $28,774

INCOME PER COMMON SHARE:

NET INCOME                                                    .00         .00

AVERAGE NUMBER OF SHARES USED IN COMPUTATION            8,652,836   8,728,051

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $41,220     $28,774
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                              18,020      16,020
(Increase) decrease in accounts receivable                378,452      70,778
(Increase) decrease in inventory                        (107,917)    (62,968)
(Increase) decrease in prepaid expenses
  and other current assets                               (16,113)       6,959
(Increase) in deferred income taxes                           (2)           0
Increase (decrease) in accounts payable
  and accrued expenses                                   (80,485)      57,870
Increase (decrease)in deferred income taxes payable       (9,538)       3,994
Increase (decrease) in income taxes payable             (184,288)   (105,148)
Total Adjustments                                         (1,871)    (12,495)
Net Cash Provided (Used) By Operating Activities           39,349      16,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                (43,125)     (9,512)
(Increase) in cash surrender value of life insurance      (3,522)     (3,522)
Net Cash (Used in) Investing Activities                  (46,647)    (13.034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                              (46,873)     (5,953)
Net Cash Provided By (Used in) Financing Activities      (46,873)     (5,953)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (54,171)     (2,708)

CASH AND CASH EQUIVALENTS - Beginning                     834,169   1,049,186

CASH AND CASH EQUIVALENTS - End                          $779,998  $1,046,478

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                          1998        1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                                  $10,335     $10,650

Income taxes                                             $225,000    $125,000






                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is:

                         MARCH 31,    DEC. 31, 1997
                           1998
                        (Unaudited)
Raw materials               $842,566       $868,648
Work-in-process              113,819         54,930
Finished goods               428,056        352,946
                          $1,384,441     $1,276,524


NOTE 3 - INCOME TAXES

Under the provisions of SFAS 109, the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended March 31, 1998 compared to the same period in 1997 increased by $188,788, or 33.5%. Management attributes this to increased demand by the dental industry for dental equipment containing Vicon's fiber optic components and to a significantly larger customer base for the Fantasia lamp line.

Cost of Sales

Cost of sales for the three months ended March 31, 1998 increased to 59% as compared to 57% for the same period in 1997. Management attributes this to a higher proportion of Fantasia lamp sales that results in higher cost of sales than the Dental products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 1998 increased to $218,428 from $174,222 for the three months ended March 31, 1997. Management attributes this to increased marketing expenses for the Fantasia lamp line and increased general and administrative expenses required to administer the increased sales.

Financial Condition of the Company

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                         March 31      December 31
                           1998           1997
                        (Unaudited)
Working Capital           $2,449,010     $2,457,828

Current ratio              7.34 to 1      4.58 to 1

Shareholders' Equity      $3,006,727     $2,965,507



PART II
Items 1-5 not applicable.
Item 6, Exhibit 11:

                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
                                                 1998          1997
Primary:
Average shares outstanding                      8,529,069     8,515,636
Net effect of dilutive stock options -
based on the treasury stock method
using average market price                        123,767       212,415

TOTALS                                          8,652,836     8,515,636

Net Income                                        $41,220       $28,774

Per share amount                                     $.00          $.00

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           VICON FIBER OPTICS CORP.
                                   (Registrant)



Date:   May 15, 1998               /s/Leonard Scrivo
                              LEONARD SCRIVO,
     President and Chief Executive Officer