Form 10QSB
period 1998-06-30
VICON FIBER OPTICS CORP
filed 1998-08-17
CIK 718396

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

          Common Stock, $.01 per value 8,529,069 Shares outstanding at June 30, 1998

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1998

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                 JUNE 30, 1998



                                                       <CAPTION
PART I.  FINANCIAL INFORMATION                         >
                                                       PAGE NO.

Item 1.   Financial Statements

Balance Sheets as of June 30, 1998                     1-2
and December 31, 1997

Statements of Operations For the Three and             3
Six Months Ended June 30, 1998 and 1997

Statements of Cash Flows For the Six Months            4
Ended June 30, 1998 and 1997

Notes to Financial Statements                          5

Item 2.  Management's Discussion and Analysis          6
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        7

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS

                                    ASSETS


                                     JUNE 30, 1998    DECEMBER 31,
                                      (UNAUDITED)         1997
CURRENT ASSETS:

Cash and cash equivalents                   $657,836        $834,169

Accounts receivable - net of                 605,745         980,083
allowance for uncollectible
accounts

Inventories (Note 2)                       1,523,330       1,276,524

Prepaid expenses and other current             3,909          19,034
assets

Deferred income taxes                         31,844          34,254
                                          ----------      ----------

Total Current Assets                       2,822,664       3,144,064
                                          ----------      ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                             449,012         412,966
                                          ----------      ----------

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                          278,727         284,767

Investment in joint venture                   26,515          26,515

Deposits                                       4,487           4,487

Cash surrender value of life
insurance contract                            68,207          60,764
                                          ----------      ----------

Total Other Assets                           377,936         376,533
                                          ----------      ----------

TOTAL ASSETS:                              3,649,612      $3,933,563
                                          ==========      ==========

                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          JUNE 30, 1998      DECEMBER 31,
                                           (UNAUDITED)           1997
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $272,601        $ 362,095

Income taxes payable                                87,307          250,591

Current portion of long-term debt                   38,550           73,550
                                               -----------       ----------

Total Current Liabilities                          398,458          686,236

LONG-TERM DEBT                                     189,567          234,473

Deferred income tax payable                         33,330           47,347
                                               -----------       ----------

TOTAL LIABILITIES                                  621,355          968,056
                                               -----------       ----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding              85,290           85,290
8,529,069 shares

Additional paid-in capital                       5,972,038        5,972,038

Deficit                                        (3,029,071)      (3,091,821)
                                                ----------       ----------

Total Shareholders' Equity                       3,028,257        2,965,507
                                                 ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS'             $3,649,612       $3,933,563
EQUITY
                                                ==========       ==========





                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


     THREE MONTHS ENDED       SIX MONTHS ENDED
          JUNE 30                 JUNE 30

                                  1998        1997        1998        1997
SALES                             $686,277    $745,397  $1,438,447  $1,308,699

COST OF GOODS SOLD                 402,523     431,144     848,753     753,441
                                   -------     -------   ---------   ---------

GROSS MARGIN                       283,754     314,253     589,694     555,258

OTHER COSTS (INCOME) AND
EXPENSES:
Selling, general and
administrative expenses            214,132     201,206     432,560     375,428
Research and development            28,267      22,976      39,818      34,971
Interest expense                     9,051      13,846      19,761      28,021
Interest income                    (8,050)    (12,426)    (15,301)    (24,433)
                                   -------     -------     -------     -------
TOTAL OTHER COSTS (INCOME) AND     243,400     225,602     476,838     413,987
EXPENSES

INCOME BEFORE PROVISION FOR         40,354      88,651     112,856     141,271
INCOME TAXES

PROVISION FOR INCOME TAXES          18,824      29,800      50,106      53,646
(Note 3)
                                    ------      ------     -------     -------
NET INCOME                         $21,530     $58,851     $62,750     $87,625
                                  ========    ========    ========    ========



INCOME PER COMMON SHARE:             $0.00       $0.01       $0.01       $0.01


AVERAGE NUMBER OF SHARES USED    8,944,131   8,637,400   8,773,840   8,686,503
IN COMPUTATION




                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                      1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $62,750      $87,625
Adjustments to reconcile net income to
  net cash provided by (used in) operating
activities:
  Depreciation and amortization                         36,040       32,040
  (Increase) decrease in accounts receivable           374,338    (109,228)
  (Increase) decrease in inventory                   (246,806)    (177,699)
  (Increase) decrease in prepaid expenses and
     other current assets                               15,125       13,165
  Increase (decrease) in accounts payable and
     accrued expenses                                 (89,494)       87,935
  Decrease in deferred income taxes                      2,410      (3,639)
  Increase (decrease) in deferred income taxes        (14,017)        7,989
payable
  Increase (decrease) in income taxes payable        (163,284)     (75,704)
                                                      --------    ---------
    Total Adjustments                                 (85,688)    (225,141)
                                                      --------    ---------

    Net Cash Provided (Used) By Operating             (22,938)    (137,516)
Activities
                                                      --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                    (66,046)     (39,164)
  Increase in cash surrender value of
    life insurance contract                            (7,443)      (7,043)
                                                      --------    ---------
    Net Cash (Used In) Investing Activities           (73,489)     (46,207)
                                                      --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                         (79,906)     (12,132)
  Issuance of stock warrants                                --        1,250
                                                      --------    ---------
    Net Cash Provided By (used in) Financing          (79,906)     (10,882)
Activities
                                                      --------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH             (176,333)    (194,605)
EQUIVALENTS

CASH AND CASH EQUIVALENTS - Beginning                  834,169    1,049,186
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS - End                       $657,836     $854,581
                                                      ========    =========


                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                              SIX MONTHS ENDED
                                                   JUNE 30
                                                  1998      1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                   $19,761   $37,371
                                               -------   -------

    Income taxes                              $200,000  $125,000
                                               -------   -------


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                         JUNE 30, 1998   DECEMBER 31,
                          (Unaudited)        1997
Raw Materials                  $845,816       $868,648
Work-in-process                 240,198         54,930
Finished goods                  437,316        352,946
                             ----------       --------
                             $1,523,330     $1,276,524
                             ==========       ========

NOTE 3 - INCOME TAXES

     Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

NOTE 4 - SUBSEQUENT EVENTS

     A) On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. (AEG"), doing business as" AnotherUniverse.com.", at $2.00 per share, for a total of $500,000.00 in cash. The 9% interest in AEG was acquired with funds from working capital. In addition, the Company has an option to acquire 250,000 more shares at $2.00 per share which expires September 30, 1998.

     B) On July 10, 1998, The Company issued 150,000 shares of common stock to five individuals as approved by the Board of Directors and in accordance with the Company's 1996 Incentive Stock Option Plan for Key Employees.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales:
     Net sales for the six months ended June 30, 1998 compared to the same period in 1997 increased by $129,748. Management attributes this to increased demand by the dental industry for dental equipment containing Vicon's fiber optic components and to a larger customer base for the Fantasia lamp line.


Cost of Sales:
     Cost of sales for the six months ended June 30, 1998 was 59%, compared to 58% for the same period in 1996. Management attributes this to increased demand by the dental industry for dental equipment containing Vicon's fiber optic components and to a larger customer base for the Fantasia lamp line.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the six months ended June 30, 1998 increased to $432,560 from $375,428 for the same period in 1997. Management attributes this to increased marketing expenses for the Fantasia lamp line and increased general and administrative expenses required to administer the increased sales.

Financial Condition of the Company:     The Company gauges its liquidity and
financial stability by the measurements as shown in the following table:

                            June 30      December 31
                              1998           1997
                          (Unaudited)
Working capital              $2,424,206     $2,457,828

Current ratio                 7.08 to 1      4.58 to 1

Shareholders' equity         $3,028,257     $2,965,507



PART II
Item 6, Exhibit 11
                           VICON FIBER OPTICS CORP.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    1998        1997        1998        1997

Primary:
  Average shares outstanding       8,529,069   8,515,636   8,529,069   8,515,636
  Net effect of dilutive stock
options -
    based on the treasury stock
    method using average market      415,062     121,764     244,771     170,867
price
                                   ---------   ---------   ---------   ---------

          TOTALS                   8,944,131   8,637,400   8,773,840   8,686,503
                                   =========   =========   =========   =========

Net Income                           $21,530     $58,851     $62,750     $87,625
                                   =========   =========   =========   =========

Per share amount                       $0.00       $0.01       $0.01       $0.01
                                   =========   =========   =========   =========

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           VICON FIBER OPTICS CORP.
                                 (Registrant)


Date:   August 14, 1998       /s/Leonard Scrivo

                                   LEONARD SCRIVO,
                                   President, Chief Executive Officer