Form 10QSB
period 1998-09-30
VICON FIBER OPTICS CORP
filed 1998-11-16
CIK 718396

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

          Common Stock, $.01 per value 8,679,069 Shares outstanding at September 30, 1998

                                     PART I


ITEM 1








                            VICON FIBER OPTICS CORP.

                              FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               September 30, 1998

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION                         PAGE NO.

Item 1.   Financial Statements

Balance Sheets as of September 30, 1998                1-2
and December 31, 1997

Statements of Operations For the Three and             3
Nine Months Ended September 30, 1998 and 1997

Statements of Cash Flows For the Nine Months           4
Ended September 30, 1998 and 1997

Notes to Financial Statements                          5

Item 2.  Management's Discussion and Analysis          6
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        7

                            VICON FIBER OPTICS CORP.
                                 BALANCE SHEETS
                                     ASSETS

                                        SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                            (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                          $110,397            $834,169

Accounts receivable - net of allowance              953,260             980,083
for uncollectible accounts

Inventories (Note 2)                              1,422,029           1,276,524

Prepaid expenses and other current                   11,311              19,034
assets

Deferred income taxes                                32,414              34,254

Deferred expenses - current portion                  56,250                 ---
                                                 ----------          ----------

Total Current Assets                              2,585,661           3,144,064
                                                 ----------          ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation and                 455,646             412,966
amortization                                     ----------          ----------

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                                 275,707             284,767

Investment in joint venture                          26,515              26,515

Investment  (Note 4)                                500,000                  --

Deposits                                              4,487               4,487

Deferred Expenses (Note 5)                           98,437                  --

Cash surrender value of life insurance
contract                                             73,251              60,764
                                                 ----------           ---------

Total Other Assets                                  978,397             376,533
                                                 ----------          ----------

TOTAL ASSETS:                                    $4,019,704          $3,933,563
                                                 ==========          ==========

                        See Notes To Financial Statements

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                       SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                           (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $342,381         $362,095

Income taxes payable                               122,238          250,591

Current portion of long-term debt                   38,550           73,550
                                               -----------       ----------

Total Current Liabilities                          503,169          686,236

LONG-TERM DEBT                                     165,350          234,473

Deferred income tax payable                         31,074           47,347
                                               -----------       ----------

TOTAL LIABILITIES                                  699,593          968,056
                                               -----------       ----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares, $.01 par value, issued and
outstanding 8,679,069 shares and
8,529,069 respectively                              86,790           85,290

Additional paid-in capital                       6,139,288        5,972,038

Deficit                                        (2,905,967)      (3,091,821)
                                                ----------       ----------

Total Shareholders' Equity                       3,320,111        2,965,507
                                                 ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS'             $4,019,704       $3,933,563
EQUITY
                                                ==========       ==========




                        See Notes To Financial Statements

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30            SEPTEMBER 30
                                         1998        1997        1998        1997
SALES                                $1,056,972  $1,250,678  $2,495,419  $2,559,377

COST OF GOODS SOLD                      660,476     731,167   1,509,229   1,484,608
                                        -------     -------   ---------   ---------

GROSS MARGIN                            396,496     519,511     986,190   1,074,769

OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and
administrative expenses                 220,105     195,872     652,665     571,300
Research and development                 13,514      17,771      53,332      52,742
Interest expense                         11,561      12,250      31,322      40,271
Interest income                         (3,893)    (11,069)    (19,194)    (35,502)
                                        -------     -------     -------     -------
TOTAL OTHER COSTS (INCOME) AND          241,287     214,824     718,125     628,811
EXPENSES

INCOME BEFORE PROVISION FOR INCOME      155,209     304,687     268,065     445,958
TAXES

PROVISION FOR INCOME TAXES (Note 3)      32,105     125,644      82,211     179,290
                                         ------      ------     -------     -------
NET INCOME                             $123,104    $179,043    $185,854    $266,668

                                       ========    ========    ========    ========



INCOME PER COMMON SHARE:                   $.01        $.02       $.02        $.03


AVERAGE NUMBER OF SHARES USED IN     $8,806,730  $8,794,529  $8,804,152  $8,728,052
COMPUTATION












                        See Notes to Financial Statements

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                $185,854    $266,268
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                               54,060      48,060
(Increase) decrease in accounts receivable                  26,823   (733,528)
(Increase) decrease in inventory                         (145,505)   (349,897)
(Increase) decrease in prepaid expenses and other
current assets                                               7,723      12,634
Increase (decrease) in accounts payable and
accrued expenses                                          (19,714)     344,842
Decrease in deferred income taxes                            1,840       8,345
Capital stock issued for expenses                           14,063          --
Increase (decrease) in deferred income taxes payable      (16,273)          --
Increase  (decrease) in income taxes payable             (128,353)      45,948
                                                          --------    --------
Total Adjustments                                        (205,336)   (623,596)
                                                          --------    --------

Net Cash Provided (Used) By Operating Activities          (19,482)   (357,328)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to plant and equipment                          (87,680)    (62,168)
Increase in cash surrender value of
life insurance contract                                   (12,487)    (10,965)
Issuance of stock option for cash                               --       1,250
Investment (Note 4)                                      (500,000)          --
                                                          --------    --------
Net Cash (Used In) Investing Activities                  (600,167)    (71,883)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                              (104,123)    (43,545)
Net Cash Provided By (used in) Financing Activities      (104,123)    (43,545)
                                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (723,772)   (472,756)

CASH AND CASH EQUIVALENTS - Beginning                      834,169   1,049,186
                                                         ---------   ---------

CASH AND CASH EQUIVALENTS - End                           $110,397    $576,430
                                                          ========    ========

                        See Notes to Financial Statements

                            VICON FIBER OPTICS CORP.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                         1998      1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest                                                 $31,322   $40,271
                                                         -------   -------

Income taxes                                            $200,000  $125,000
                                                         -------   -------




                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                           SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                  (Unaudited)
Raw Materials                        $784,625             $868,648
Work-in-process                       239,552               54,930
Finished goods                        397,852              352,946
                                   ----------             --------
                                   $1,422,029           $1,276,524
                                   ==========             ========


NOTE 3 - INCOME TAXES

     Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.


NOTE 4 - INVESTMENT

     On July 2, 1998, the Company acquired 250,000 shares of common stock of American Entertainment Group, Inc. (AEG"), doing business as"
AnotherUniverse.com.", at $2.00 per share, for a total of $500,000.00 in cash. The interest in AEG was acquired with funds from working capital.


NOTE 5 - STOCK BASED COMPENSATION

     The Company has adopted SFAS No. 123 "Accounting for Stock Based Compensation", and accounts for its stock based compensation on the Fair Market
Based Method.   The Company will account for the issuance of 150,000 shares of restricted stock with a fair market value of $168,750 in accordance with SFAS No. 123 by recording the compensation cost over the restriction period of the stock.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales:
     Net sales for the nine months ended September 30, 1998 compared to the same period in 1997 decreased by $63,958. Management attributes this decrease to timing of orders from various customers.

Cost of Sales:
     Cost of sales for the nine months ended September 30, 1998 was 60%, compared to 58% for the same period in 1997. Management attributes this to an increase in sales of lower margin products.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the nine months ended September 30, 1998 increased to $652,665 from $571,300 for the same period in 1997. Management attributes this to increased marketing and selling expenses and a general increase in administrative expenses.

Financial Condition of the Company:The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                          September 30  December 31
                             1998          1997
                           (Unaudited)

Working capital             $2,082,492   $2 457,828

Current ratio                5.14 to 1    4.58 to 1

Shareholders' equity        $3,320,111   $2,965,507

PART II
Item 6, Exhibit 11

                            VICON FIBER OPTICS CORP.

                        COMPUTATION OF EARNINGS PER SHARE

                                   (UNAUDITED)

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                             1998       1997       1998       1997

Primary:
Average shares outstanding              8,662,665  8,515,636  8,574,024  8,515,636
Net effect of dilutive stock options -
based on the treasury stock
method using average market price         144,065    278,893    230,128    212,415
                                        ---------  ---------  ---------  ---------

TOTALS                                  8,806,730  8,794,529  8,804,152  8,728,051
                                        =========  =========  =========  =========

Net Income                               $123,104   $179,043   $185,854   $266,618
                                        =========  =========  =========  =========

Per share amount                             $.01       $.02       $.02       $.03
                                        =========  =========  =========  =========



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            VICON FIBER OPTICS CORP.
                                  (Registrant)


Date:   November 16, 1998          /s/Leonard Scrivo

                                   LEONARD SCRIVO,
                                   President, Chief Executive Officer