Form 10KSB
period 1998-12-31
VICON FIBER OPTICS CORP
filed 1999-04-01
CIK 718396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                 For the fiscal year ended December 31, 1998

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1998:   $3,348,149.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998: $5,966,860.

Number of common shares outstanding on December 31, 1998: 8,679,069


                             Page 1 of 41 Pages

                      Exhibit Index appears at Page 39

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









                             Page 2 of 41 Pages

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

                             Page 3 of 41 Pages

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







                             Page 4 of 41 Pages

Distribution and Sales

During 1998 one customer purchased approximately 30% of the Company's products, another customer purchased 14% and another customer purchased 12%. The loss of any one or more of these three largest customers by the Company would have a material adverse effect on the Company's business. In 1998, 2% of the Company's sales were to foreign customers.

As of December 31, 1997, the Company had a sales backlog of approximately $490,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 1997 the Company had a backlog of approximately $450,000. The Company believes that the increased backlog is due primarily to the timing of orders from customers.

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

Employees

The Company has 25 full-time employees, of whom three are executives, two are engineers, and two are administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

Investment

On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. ("AEG"), doing business as "Another Universe.com.", at $2.00 per share, for a total of $500,000.00 in cash. The investment in AEG was acquired with funds from working capital. Another Universe.com is a leading internet retailer and direct response marketer of entertainment-themed collectibles, licensed products and gifts. Another Universe.com has incorporated Vicon's Fantasia product line of decorative fiber optic lamps into its marketing programs.







                             Page 5 of 41 Pages

Item 2.  Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately two and one-half year remaining on a three-year lease of space. The building is a two story, modern, fireproof concrete block structure. The aggregate annual rental paid by the Company in 1998 was approximately $90,863.

The Company believes that the facilities currently in use are suitable and adequate for its business.

Item 3.  Legal Proceedings

The Company or its property is not a party or subject to any pending material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

                              Bid Prices
                               Low           High
1997 First Quarter           13/16          1 1/4
Second Quarter               11/16          2 5/8
Third Quarter                23/32         1 3/16
Fourth Quarter               29/32         1 1/16

1998 First Quarter             7/8          1 1/8
Second Quarter                   1          1 1/2
Third Quarter                  5/8          1 7/8
Fourth Quarter                 1/2          25/32






                             Page 6 of 41 Pages

Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b)  Approximate Number of Equity Security Holders

                                         Approximate Number of Record
         Title of Class                     Holders as of December 31, 1998

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

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                                 1998           1997
Working Capital            $1,958,348     $2,457,828
Current Ratio               3.59 to 1      4.58 to 1
Shareholders' Equity       $3,108,641     $2,965,507
Net Income                   $115,009       $418,935

The decrease in working capital during 1998 was due to net income for the year, less expenditures for capital equipment, investments and long-term debt becoming due within one year.

The increase in shareholders' equity during 1998 was due to net income for the year plus the issuance of common stock.







                             Page 7 of 41 Pages

Results of Operations

Year ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales for the year ended December 31, 1998 as compared to 1997 decreased by 17%. Management attributes this primarily to late deliveries of new and existing models of the Fantasia decorative lamps by the Company's Chinese vendors. These delays were due to shortages of shipping containers from the Pacific rim and other related economic factors in China.

Cost of sales percentage decreased to 60.7% for 1998 compared to 62.3% in 1997. Management attributes this to increased efficiencies in manufacturing and purchasing of manufactured products.

Selling, general and administrative expenses increased to $1,037,890 in 1998 as compared to $783,476 in 1997, an increase of $254,414. Management attributes approximately $160,000 of this increase to the Company's U.C.C. obligation of the settlement and costs of defense of a patent infringement action filed against a customer of the Company. The balance of the increase is attributed to a general rise in the costs of marketing and administrative expenses.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs having been written using two digits, rather then four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

Based on recent assessments, the Company has determined that its critical software (primarily widely-used software packages) and all of its critical business systems, including manufacturing instrumentation, are already year 2000 compliant and no material expenditures are required. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

The Company has initiated communications with third parties with whom the Company has material business relationships to determine the extent of their remediation of the year 2000 issue. However, there can be no guarantee that the non-compliance of other companies will not have an adverse effect on the Company's operations.

Although no assurance can be given that there will be no interruption of operations in the year 2000, the Company believes that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

Item 7.  Financial Statements

                             Page 8 of 41 Pages

                           VICON FIBER OPTICS CORP.


                             FINANCIAL STATEMENTS
                              FORM 10-KSB ITEM 7


                         YEAR ENDED DECEMBER 31, 1998





                        Page 9 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  INDEX TO FINANCIAL STATEMENTS










                                                          PAGE


Independent Auditors' Report                               F-3

Financial Statements:
  Balance Sheet - December 31, 1998                        F-4 - F-5

Financial Statements for each of the two years in the
  period ended December 31, 1998:
   Statements of Income                                    F-6
   Statements of Shareholders' Equity                      F-7
   Statements of Cash Flows                                F-8

Notes to Financial Statements                              F-9 - F-26






                               F-2
                       Page 10 of 41 Pages

                   INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

       We have audited the Balance Sheet of Vicon Fiber Optics Corp. as of December 31, 1998 and the related Statements of Income, Shareholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to ob-tain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles.




                                         Sheft Kahn & Company LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS


March 6, 1999
Jericho, New York
                             F-3
                      Page 11 of 41 Pages

                     VICON FIBER OPTICS CORP.

                         BALANCE SHEET

                       DECEMBER 31, 1998

                             ASSETS

CURRENT ASSETS:
      Cash and cash equivalents (Note 1)                     $ 254,580
      Accounts receivable - Net of allowance for
       uncollectible accounts of $15,000                       776,538
      Inventories (Note 3)                                   1,625,200
      Prepaid expenses and other current assets                 25,017
      Deferred income taxes (Note 6)                            31,821

         Total Current Assets                                2,713,156

PROPERTY, PLANT AND EQUIPMENT - Net of
      accumulated depreciation and
      amortization (Note 4)                                    425,262

OTHER ASSETS:
      Excess of cost over net assets of
       businesses acquired                                     272,687
      Deposits                                                   4,487
      Investment in joint venture (Note 9)                      26,515
      Cash surrender value of life insurance contract           77,435
      Investment (Note 13)                                     500,000

         Total Other Assets                                    881,124

         TOTAL ASSETS                                       $4,019,542





See accompanying Notes to Financial Statements.
                            F-4
                     Page 12 of 41 Pages

                      VICON FIBER OPTICS CORP.

                          BALANCE SHEET

                        DECEMBER 31, 1998



               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt (Note 5)        $      85,374
      Accounts payable and accrued expenses                   566,011
      Income taxes payable (Note 6)                           103,423

         Total Current Liabilities                            754,808

LONG-TERM DEBT (Note 5)                                        99,098

Deferred income taxes payable (Note 6)                         56,995

         Total Liabilities                                    910,901

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
      Common stock - authorized 20,000,000 shares,
       $.01 par value, issued and outstanding
       8,679,069 shares                                        86,790
      Additional paid-in capital                            6,139,288
      Deficit                                            (  2,976,812)
      Deferred stock incentive (Note 8)                  (    140,625)

         Total Shareholders' Equity                         3,108,641

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $4,019,542




See accompanying Notes to Financial Statements.

                               F-5
                     Page 13 of 41 Pages

                     VICON FIBER OPTICS CORP.

                       STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31,




                                                    1998         1997


SALES                                             $3,348,149  $4,026,258

COST OF GOODS SOLD                                 2,030,914   2,506,905

       GROSS MARGIN                                1,317,235   1,519,353

OTHER COSTS (INCOME) AND EXPENSES:
      Selling, general and administrative expenses
       (Note 12)                                   1,037,890     783,476
      Research and development                        56,136      67,512
      Interest expense                                38,872      55,443
      Interest income                            (    20,585)  (  41,593)

       TOTAL OTHER COSTS (INCOME) AND
         EXPENSES                                  1,112,313     864,838

       INCOME BEFORE PROVISION FOR INCOME
         TAXES                                       204,922     654,515

PROVISION FOR INCOME TAXES (Note 6)                   89,913     235,580

       NET INCOME                                 $  115,009  $  418,935

INCOME PER COMMON SHARE:
       BASIC AND DILUTED                          $      .01  $      .05


AVERAGE NUMBER OF SHARES USED
      IN COMPUTATION:
       BASIC                                       8,600,476   8,516,147
       DILUTED                                     8,891,488   8,642,661



See accompanying Notes to Financial Statements.







                               F-6
                       Page 14 of 41 Pages

                             VICON FIBER OPTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE TWO YEARS ENDED DECEMBER 31, 1998



                                                              TOTAL
                                     ADDITIONAL              DEFERRED    SHARE-
                             COMMON    PAID-IN                STOCK     HOLDERS'
                              STOCK    CAPITAL    DEFICIT    INCENTIVE  EQUITY

Balance - January 1, 1997 $  85,156  $5,960,921 ($3,510,756) $   -     $2,535,321

Net Income                     -           -        418,935      -        418,935

Issuance of Common Stock        134      11,117        -         -         11,251

Balance - December 31, 1997  85,290   5,972,038  (3,091,821)     -      2,965,507

Net Income                     -           -        115,009      -        115,009

Issuance of Common Stock      1,500     167,250         -    (140,625)     28,125

Balance - December 31, 1998$ 86,790  $6,139,288 ($2,976,812) $140,625  $3,108,641


See accompanying Notes to Financial Statements.






                                  F-7
                          Page 15 of 41 Pages

                     VICON FIBER OPTICS CORP.

                     STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31,
                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 115,009  $   418,935
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   77,005       73,652
      (Increase) decrease in accounts receivable     203,545   (  568,456)
      (Increase) in inventory                      ( 348,676)  (  293,430)
      (Increase) decrease in prepaid expenses
       and other current assets                    (   5,983)  (    4,575)
      (Increase) decrease in deferred income taxes    12,081   (    1,214)
      (Decrease) increase in accounts payable and
       accrued expenses                              203,916      243,243
      Increase (decrease) in income taxes payable  ( 147,168)      97,949

       Total Adjustments                           (   5,280)  (  452,831)

       Net Cash Provided by (Used in) Operating
         Activities                                  109,729   (   33,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment        (  77,221)  (   75,537)
  (Increase) in cash surrender value of life insurance
    contract                                       (  16,671)  (   14,478)
  Investment in American Entertainment             ( 500,000)        -

       Net Cash (Used in) Investing Activities     ( 593,892)  (   90,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                      ( 123,551)  (  102,357)
  Investment in common stock                         168,750       11,251
  Increase in deferred stock incentive             ( 140,625)        -

       Net Cash (Used in) Financing Activities     (  95,426)  (   91,106)

NET (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             ( 579,589)  (  215,017)

CASH AND CASH EQUIVALENTS - Beginning                834,169    1,049,186

CASH AND CASH EQUIVALENTS - End                    $ 254,580   $  834,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                       $  38,872   $   55,433
    Income taxes                                   $ 225,000   $  125,000

See accompanying Notes to Financial Statements.
                                F-8
                        Page 16 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

         Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and derives the majority of its revenues from the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements.

         A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below:

         a)Cash and Cash Equivalents:

           For the purpose of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, and any other highly liquid debt instruments purchased with a maturity of three months or less.

         b)Inventories:

           Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

         c)Property, Plant and Equipment:

           Property, plant and equipment is stated at cost.

           Depreciation of property, plant and equipment is computed on the straight-line basis for financial reporting purposes and on an accelerated basis for income tax purposes over the estimated useful lives of the related assets. Cost and the related accumulated depreciation are deducted from the accounts on retirement or dis-posal and any resulting gain or loss is reflected in income. Betterments and major renewals or replacements are capitalized.

         d)Excess of Cost Over Net Assets of Businesses Acquired:

           Represents the excess of cost over net assets of acquired companies. These amounts are being amortized over forty years.

                                 F-9
                         Page 17 of 41 Pages

                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 -   SUMMARY OF ACCOUNTING POLICIES (Continued)

         e)Revenue Recognition:

           Revenue is recognized on sales of products, generally at the time of shipment.

         f)Use of Estimates:

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

         g)Financial Instruments:

           The carrying values of all assets and liabilities deemed to be financial instruments in accordance with SFAS No. 107 approximate their respective fair values. Current market rates were used, together with credit worthiness and collateral, where applicable.

         h)Earnings Per Common Share:

           The Company adopted Statement of Financial Accounting Standards ("SFAS" No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

         i)Accounting for Investments:

           Investments in which the Company has less than a 20% interest are carried at cost. Dividends received are included in other income.




                               F-10
                       Page 18 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - MATTERS OF ECONOMIC INFLUENCE

         Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

                                           Year Ended December 31,
          Customer                          1998           1997

            A                               29.63%        14.39%
            B                               14.18         11.94
            C                               11.69           *
            D                                7.60         15.44
            E                                7.50         14.39

                                            70.60%        56.16%

         * - Less than 10 percent of sales.

         Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:

                                          Year Ended December 31,
         Geographic Area                    1998        1997
           Europe                           1.3%         4.9%
           Brazil                            .5           .1
                                            1.8%         5.0%

         Suppliers

         The Company uses only one source for some of its components, but believes that alternative or supplementary sources can readily be obtained. None of the Company's suppliers are affiliated with the Company and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture it products.

NOTE 3 - INVENTORIES

         The composition of inventories at December 31, 1998 is as follows:



         Raw materials                 $1,065,611    $   868,648
         Work-in-process                   91,890         54,930
         Finished goods                   467,699        352,946
                                       $1,625,200     $1,276,524


                               F-11
                       Page 19 of 41 Pages

                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1998 is summarized as follows:
                                                         Estimated
                                                           Useful
                                                            Life

         Machinery and equipmen             $473,929     3-10 years
         Furniture, fixtures and
           office equipment                  134,023     2-10 years
         Leasehold improvements              362,292     Useful Life or Lease
                                             970,244     term, whichever is
                                                          shorter

          Accumulated depreciation
           and amortization                  544,982
                                            $425,262

         Depreciation and amortization expense for the years ended December 31, 1998 and 1997 amounted to $64,925 and $61,572, respectively.

NOTE 5 - LONG-TERM DEBT

         Long-term debt at December 31, 1998 consists of the following:

         Amounts due to the former Chairman
           of the Board and President of Saxton (a)   $184,472
         Less:  Current portion                         85,374
                                                      $ 99,098








                               F-12
                      Pages 20 of 41 Pages

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

         Aggregate annual maturities applicable to long-term debt are as follows:

         Year Ending
         December 31,                          Amount

            1999                             $  85,374
            2000                                99,098
                                              $184,772

         In December 1994 the Company established a credit facility with Marine Midland Bank. Effective September 1998, the Credit Facility was increased to $2,000,000, the line of credit will maintain a sublimit of $1,000,000 to be used for direct debt drawdowns and $300,000 sub-limit to be used for standby Letters of Credit. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an investment account main-tained with the bank. At December 31, 1998, the Company had $2,000,000 unused lines of credit to be drawn as needed.


                               F-13
                       Page 21 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS



NOTE 6 - INCOME TAXES

         Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax laws, and the effects of future changes in tax laws or rates are not anticipated. The net difference between the provision for income taxes and income taxes currently pay-able is reflected in the balance sheet as deferred income taxes. Deferred tax assets and liabilities are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes or based on the expected reversal date for deferred income taxes not related to an asset or liability.

         Deferred income taxes consist of the following at December 31, 1998:

         Temporary differences arising from the following:


                                                              Classified As
                                                           Short -    Long -
                                            Deferred        Term       Term
         Type                    Amount        Tax         Assets   (Liability)

         Depreciation          ($152,244)    ($56,995)   $   -        ($56,995)
         Reserve for bad debts    15,000        5,615       5,615         -
         Section 263A costs       70,000       26,206      26,206         -
                               ($ 67,244)    ($25,174)    $31,821     ($56,995)








                               F-14
                       Page 22 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued)

         The provision for income taxes for the years ended December 31, 1998 and 1997 consisted of the following:

                                             1998        1997
            Current - Federal              $ 74,418    $218,497
            Current - State                  12,992      35,716
            Over accrual adjustment        (  9,578)   ( 26,147)
                 Total Current               77,832     228,066

                 Total Deferred              12,081       7,514

                   Total                   $ 89,913    $235,580

         A reconciliation of income tax expense computed at statutory rates to above amounts at effective rates is as follows:

                                             1998         1997
         Income tax expense at
           statutory rates                $ 63,170     $222,535
         State and local, net of
           federal benefit                   7,121       24,269
         Non-deductible expenses
           and over-under accrual            7,541     ( 18,738)

         Current Income tax expense at
           effective rates                $ 77,832     $228,066

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases

         On July 31, 1998, the Company renegotiated its lease and is now obligated under the terms of a new lease, expiring on July 31, 2001, which calls for annual rent of $89,040. The total rent expense under operating leases charged to operations for the years ended
         December 31, 1998 and 1997 was $87,730 and $73,655, respectively.

         The Company also has three leases totaling $1,378 per month through January 2001.


                               F-15
                       Page 23 of 41 Pages

                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         As at December 31, 1998, the future lease expenditures are as follows:
            1999              $105,576
            2000               101,984
            2001                52,849
            2002                     -
                              $260,449
         Letters of Credit

         As at December 31, 1998, the Company had outstanding letters of credit of $-0-.

         Employment Agreement

         The Company has entered into an employment contract with its President/Chief Executive Officer through 2003, providing for base salary equal to his current base salary with annual cost of living adjustments.

         Consulting Agreement

         The Company has entered into a consulting agreement with a Company through 2001 with an annual cost of $120,000. The consultants will assist the Company with new product development and establishing new distribution channels.

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

         At a Special Board of Directors meeting held on March 20, 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan for Key Employees (the "1996 Plan"), which was ratified by the stock-holders on May 30, 1996. Subject to adjustment as provided below, 1,000,000 shares of Common Stock (the "Shares") will be available for issuance under the 1996 Plan. No awards under the Plan ("Awards") may be granted after March 20, 2006. Awards may be (1) incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Service of 1986, as amended (the "Code"), (2) non-qualified stock options, or (3) shares subject to certain restrictions ("re-stricted stock").

                               F-16
                       Page 24 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN (CONTINUED)

         The purchase price of Shares covered by an Award ("Options") will be 100% of the fair market value of the Common Stock on the date of the grant. The fair market value of a share of Common Stock will be the simple average of the high and low sales prices on the date of grant. The term of each Option will be determined by the Committee, but can-not be more than 10 years from the date of the grant. If the original term is less than ten years from the date of grant, the term may be extended prior to expiration, with the approval of the employee, but not beyond 10 years from the date of original grant. The vesting period and all other terms and conditions of each Option will be determined by the Committee; provided that, except as described below, no Option may be exercised prior to the completion of at least six (6) months of continuous employment from the date of grant. The Committee may impose restrictions, including a holding period, on Shares received upon the exercise of Options.

         Restricted Stock - Awards of restricted stock are subject to such restrictions as the Committee determines, including, but not limited to: a vesting schedule based upon the recipient's continuous employ-ment and conditions based on performance requirements. Except as described below, no restricted stock Award may vest in whole or in part prior to the completion of the number of years of continuous employment after the date of grant established by the Committee, and restricted stock Awards shall be forfeited to the extent any restric-tion is not met. Until all conditions associated with restricted stock are met, restricted stock may not be sold, pledged, or other-wise disposed of. Except for these limitations, recipients of re-stricted stock are entitled to all rights of a Stockholder, in-cluding the right to vote and receive dividends or other distribu-tions on such restricted stock.

         If the employment of a recipient of a restricted stock Award termi-nates by reason of death, total and permanent disability, retirement, or discharge other than for cause before all applicable restrictions have been met, the Committee may remove the restrictions.

         During 1998, the Company issued an aggregate of 150,000 shares of common stock to five key employees. The Company accounted for the issuance of restricted stock with an estimated fair value of $169,000 by recording as current compensation of $27,375 and deferred compensa-tion of $140,625 to be recognized over the three year restriction on the stock.

                               F-17
                       Page 25 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN (CONTINUED)

         The 1996 Plan terminates on March 20, 2006. The Board of Directors may at any time terminate, amend or modify the 1996 Plan. However, stockholder approval is required for amendments which materially in-crease the benefits to Award recipients, increase the aggregate number of Shares which may be issued under the 1996 Plan, or materially modify eligibility requirements.

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

         Certain Federal Income Tax Consequences

         An employee to whom an ISO is granted will not recognize income at the time of grant or exercise of the ISO (except that the alternative minimum tax may apply), and no federal income tax deduction will be allowable to the Corporation upon the grant or exercise of the ISO. When the employee sells shares received upon the exercise of an ISO more than one year after the date of exercise and more than two years after the date of grant of the ISO, the employee will normally recog-nize a long-term capital gain or loss equal to the difference, if any, between the sale price of such Shares and the option exercise price.
         If the employee does not hold such Shares for these periods, when the employee sells such Shares the employee will recognize ordinary compen-sation income and possibly capital gain or loss in such amounts as are prescribed by the Code and the regulations thereunder. Subject to applicable provisions of the Code and the regulations thereunder, in the event of a disposition prior to the end of the statutory holding periods noted above, the Corporation will generally be entitled to a federal income tax deduction in the amount of such ordinary compensa-tion income.
                               F-18
                       Page 26 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLAN (CONTINUED)

         An employee to whom a non-qualified stock option (which is treated as an option for federal income tax purposes) is granted will not recog-nize income at the time of grant of such option. When the employee exercises such option, the employee will recognize ordinary compensa-tion income equal to the difference, if any, between the option price paid and the fair market value, as of the date of exercise, of the Shares received by the employee. The tax basis of such Shares to such employee will be equal to the fair market value on the date of exer-cise, and the employee's holding period for such Shares will commence on the date on which the employee recognized taxable income in respect of such shares. Subject to applicable provisions of the Code and the regulations thereunder, the Corporation will generally be entitled to a federal income tax deduction in respect of non-qualified stock options in an amount equal to the ordinary compensation income recog-nized by the employee. Any compensation includable in the gross income of an employee in respect of a non-qualified option will be subject to appropriate federal income and employment taxes.

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

         As of April 1, 1998, five year warrants to purchase 100,000 shares of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi, Michael Funke, Thomas Furey, Jr., Mike Scrivo and Kenneth Zimmerman upon their election as directors of the Company.

         In April 1998, five year warrants to purchase 100,000 shares of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi, James Leonard, and Dr. Stanley Youdelman, in consideration for entering into consulting agreements by each of the above individuals.

         In April 1998, five year warrants to purchase an aggregate of 435,000 common shares of the Company at prices of $1.00 to $1.10 were issued to three officers and two former employees.


                               F-19
                       Page 27 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

  The following summarizes the stock options outstanding under these plans as of December 31, 1998:

                         Number          Per Share
                           Of              Option
   Date Granted          Shares             Price          Expiration

   March 1996           185,000             .87                2001
   March 1996            50,000             .96                2001
   June 1996            300,000            .875                2001
   April 1998         1,285,000            1.00                2003
   April 1998           150,000            1.10                2003

                      1,970,000

   The following summarizes the activity of shares under option for the two years ended December 31, 1998:

                                        Number       Per Share
                                         Of            Option
                                        Shares         Price         Value

   Balance - January 1,
      1997                               535,000    $ .87 - $ .96  $   471,450
     Granted                                -             -              -
     Exercised                              -             -              -
     Expired                                -             -              -
     Cancelled                              -             -              -
   Balance - December 31,
      1997                               535,000      .87 -   .96      471,450
     Granted                           1,435,000     1.00 -  1.10    1,450,000
     Exercised                              -             -              -
     Expired                                -             -              -
     Cancelled                              -             -              -
   Balance - December 31,
     1998                              1,970,000     $.87 - $1.10   $1,921,450



                               F-20
                       Page 28 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 -  STOCK OPTION PLAN (CONTINUED)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized $28,125 and $-0- compensation cost in 1998 and 1997, respectively, for stock-based employee compensation awards. The pro forma compensation cost, net of income taxes, for stock-based employee compensation awards was $641,794 and $252,360 in 1998 and 1997, respectively. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the table below:

                                     1998                       1997

                         As Reported     Pro Forma   As Reported  Pro Forma
   Net income            $115,009        ($526,785)   $418,935     $166,575

   Diluted earnings
     per share               $.01            ($.06)       $.05         $.02

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1998 and 1997.
   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options). The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.





                               F-21
                       Page 29 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                          Stock Option Plan Shares
                                              1998       1997

   Average expected life (years)              3.30       3.67
   Expected volatility                      143.89%    132.65%
   Risk-free interest rate
     (zero coupon U.S. Treasury
     note)                                     5.6%       6.2%
   Weighted average fair value
     at grant - Exercise price
     equal to market price                    $.49       $.74

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjec-tive input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees. For purposes of this model, no dividends have been assumed.









                               F-22
                       Page 30 of 41 Pages

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






                               F-23
                       Page 31 of 41 Pages

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

   The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 are as follows:

                                            Carrying
                                            Amounts  Fair Value

   Cash and cash equivalents                $254,580   $254,580
   Short and long-term debt                  910,901    910,901

NOTE 11 - CONCENTRATION OF CREDIT RISK

   The Company invests its excess cash in deposits with Marine Midland
   Bank. The investment generally matures within six months and therefore is subject to little risk. The Company has not incurred losses related to this investment. As at December 31, 1998 $94,201 was invested at an interest rate which varies daily. Deposits with Marine Midland Bank are insured under the FDIC for up to $500,000.

NOTE 12 - UCC OBLIGATION

   During 1998, an action was commenced against a customer of the Company for selling the Company's manufactured products, allegedly infringing on Plaintiff's patents covering "illuminator or dental hand-piece". According to Counsel for the Company, in accordance with the Uniform Commercial Code, the Company, as the manufacturer, was obligated to indemnify and hold the customer harmless from any damages and settlement amounts incident to the litigation. Subsequent to December
   31, 1998, the Company settled its obligation for approximately $90,000 and incurred legal fees of $70,000 and is recorded as a charge to general and administrative expenses.

                               F-24
                       Page 32 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 13 - INVESTMENT IN AMERICAN ENTERTAINMENT GROUP, INC.

   On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc., doing business as "Another Universe.com", at $2.00 per share, for a total of $500,000 in cash. Another Universe.com is a leading internet retailer and direct response marketer of entertainment-themed collectibles, licensed products and gifts. Another Universe.com has incorporated Vicon's Fantasia product line of decorative fiber optic lamps into its marketing programs.

NOTE 14 - IMPACT OF YEAR 2000

   Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
   This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on recent assessments, the Company has determined that its critical software (primarily widely-used software packages) and all of its critical business systems, including manufacturing instrumentation, are already year 2000 compliant and no material expenditures are required. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

   The Company has initiated communications with all of its significant service providers and suppliers, including its clearing broker, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's estimate to complete includes the estimated time associated with the impact of third party's Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

   The Company does not believe that the Year 2000 issue will have a material effect on any of the embedded technology in its manufacturing, warehousing or distribution equipment.

   The Company will utilize internal resources to reprogram, or replace, and test the software for Year 2000 modifications.
                               F-25
                       Page 33 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 14 - IMPACT OF YEAR 2000 (CONTINUED)

   The Company believes it will complete the Year 2000 evaluation in a timely fashion based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that this estimate will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct (if necessary) all relevant computer codes, and similar uncertainties.

   The cost of addressing the Company's Year 2000 issues is expected to be negligible. The cost should not have a material adverse effect on the Company's cash flow or financial position. The Company is executing its Year 2000 plan through its own employees. The Year 2000 testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

   The Company has a contingency plan in place in the event their Year 2000 issue is not resolved timely.



















                               F-26
                       Page 34 of 41 Pages

Item 8.  Disagreements with Accountants on Accounting and Financial
Disclosure

None.


                                  PART III


Item 9.  Directors and Executive Officers


Leonard Scrivo, Age 61: Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969.

Les Wasser, Age 55: Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990.

Michael Scrivo, Age 33: Director, Vice-President Operations. Director since April 23, 1998. Employed by the Company since 1988. Son of Leonard Scrivo.

Allan Borkowski, Age 58: Director since April 23, 1998. Business and financial consultant for more than the past five years. Principal stockholder and President of ASB Consultants, Inc. a privately held business consulting firm. Since June, 1982 he has been Chairman and Chief Executive Officer of Optivest Technologies Corp., a privately held business development company. Formerly, Chairman of the Board of Selvac Corp. through June 1996 and Director of Mehl/Biophile International Corp. until February 1997.

Robert J. Figliozzi, Age 61: Director since April 23, 1998. Executive Vice President of Mehl/ Biophile International Corp. from April 1997 to July 1998. From August 1994 to April 1997, Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. Prior thereto, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange

Michael J. Funke, Age 55: Director since April 23, 1998. Editor/Publisher of the MJF/Ruta Financial Newsletter. Private investment consultant and financial advisor since 1992. Consultant to the Company since July 1996. Employed 1967-1992 by IBM in numerous management and consulting positions. MBA from The Wharton School.

Thomas E. Furey, Jr. Age 58: Director since April 23, 1998. Employed by IBM since 1963. Presently worldwide general manager for technology development, architecture and implementation for the Olympic Games. Prior to this position he was general manager of IBM's Worldwide Network Computing Solutions Unit and has been a leader in the development of IBM's most advanced hardware and software systems.





                             Page 35 of 41 Pages

Kenneth Zimmerman, Age 47: Director since April 23, 1998. Founder and Chief Executive Officer, President and sole stockholder of Kenar Enterprises, Ltd., a privately held women's apparel manufacturer and retailer for the past twenty-one years, which has declared bankruptcy. Director of Chic by H.I.S., Inc. listed on the New York Stock Exchange.

Zachary Liebman, Age 39: Director. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Liebman is a Managing Director in Crestwood Capital Group Corp., which is a consulting firm in assisting emerging growth companies in raising capital, management placements and marketing strategies. Mr. Liebman is a partner in Arthur Miller's Talent Management, Inc., an agency dealing with casting for industrial films and movies.

Barry Hawk. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Hawk is presently the Vice President of Corporate Development for Ferro Foods, Corp., a large specialty food and restaurant supplier serving the Northeast and Mid-Atlantic region. Mr. Hawk is a Founder and Managing Director of Crestwood Capital Group, Corp. In that capacity, he advises companies on investment banking, strategic planning, corporate finance, mergers and acquisitions. Mr. Hawk has developed an expertise in innovative financing techniques and structures for both public and private companies. Prior to that, Mr. Hawk served as President of Win Capital Corp., an N.A.S.D. member Broker/Dealer with three offices nationwide. Mr. Hawk graduated from Yeshiva University with Honors with a BA. in Political Science and Economics and from the University of Maryland School of Law.


Item 10.  Executive Compensation

A. The following summary compensation table sets forth information concerning the annual and long-term compensation for the years ended December 31, 1998, 1997 and 1996, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year ended December 31, 1998 and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                                           Annual   Long-Term Incentive
                                     Compensation          Plans
                                                      Restricted Stock
Name and Principal Position    Year   Total $ (1)   Shares(#)  Options(#)
Leonard Scrivo                 1998      $116,192      75,000      150,000
President, CEO                 1997       101,481           0            0
Chairman of the Board          1996        92,944      50,000       50,000





                             Page 36 of 41 Pages

A.   Option grants in last fiscal year for named executive officers:

                     Number of           % of Total
               Securities Underlying  Options Granted    Exercise
Name            Options Granted (#)     To Employees   Price($/Sh)
Leonard Scrivo        150,000               38%           $1.10


B.   Options exercised during the last fiscal year:  None.

C.   Fiscal year end option values for named executive officers:

                                Unexercised Value of Unexcercised in-
Name                            Options (#) the-money Options ($)
Leonard Scrivo                      200,000           $-0-


Directors' Compensation

No director receives any compensation for attending Board meetings.

Employment Contracts of Named Executive Officers

     An employment agreement was entered into as of April 3, 1998 between the Corporation and Leonard Scrivo for a term of five years, with a provision after a change in control, providing for the payment to Mr. Scrivo of base salary equal to his current base salary, with annual minimum adjustments of 5% plus a percentage equal to increase in the CPI.



Item 11.  Security Ownership and Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1998 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:













                             Page 37 of 41 Pages

Name                        Number of       Approximate % of
                          Shares Owned     Outstanding Shares


Leonard Scrivo                967,978                     11.2%

Les Wasser                    115,000                      1.3%

Michael Scrivo (1)            120,000                      1.4%

Allan Borkowski (2)(3)        241,000                      2.8%
Robert Figliozzi (2)                0                        0%
Michael J. Funke (4)
                               30,100                         *

Thomas E. Furey, Jr. (1)       20,000                         *

Kenneth Zimmerman (1)               0                        0%

Zachary Liebman (5)                 0                        0%

Barry Hawk (5)                      0                        0%

Directors and Executive     1,494,078                     17.2%
Officers as a group
(1)(2)(3)(4)(5)

Donald J. Unger (6)           980,000                     11.3%

Joseph Cooper                 557,478                      6.4%

*    less than 1%

(1) Does not include warrants currently exercisable to purchase 100,000 shares of common stock.

(2) Does not include warrants exercisable to purchase 200,000 shares of common stock at $1.00 per share.

(3)  Includes 80,000 shares owned by members of his family in which Mr.
     Borkowski disclaims any beneficial interest.

(4)  As of February 1, 1999, owns warrants exercisable in 1998 to purchase
     275,000 shares of common stock.

(5) Does not include options which are exercisable to purchase 125,000 shares of Common Stock at $1.00 per share.

(6)  Includes 200,000 shares owned by members of his family in which Mr.
Unger disclaims any beneficial interest.



                             Page 38 of 41 Pages


Item 12.  Certain Relationships and Related Transactions

     In connection with electing Zachary Liebman and Barry Hawk as directors of Vicon, the Company agreed to pay to Crestwood Capital Group Corp.
("Crestwood"), a management consulting firm the principals of which are Messrs. Liebman and Hawk, a joint consulting fee of $10,000 per month, commencing January 15, 1999 and for a period of two years thereafter, as compensation for assisting Vicon with new product development and establishing new distribution channels for Vicon's products.


                                   PART IV


Item 13.  Exhibits and Reports on Form 8-K
     None.

(a)(1)  Financial Statements

    The following statements of Vicon Fiber Optics Corp. are included in Part
II, Item 7:

                                                  Page
Audit Report of Sheft Kahn & Company                11
Financial Statements:
Balance Sheet - December 31, 1998                12-13
Statements of Operations - Years ended
December 31, 1998 and 1997                          14
Statements of Shareholders Equity -
Years ended December 31, 1998 and 1997              15
Statements of Cash Flows - Years ended
December 31, 1998 and 1997                          16
Notes to Financial Statements                    17-34

(a)  Form 8-K filed July 17, 1998 incorporated herein by reference.

(b)  Exhibits















                             Page 39 of 41 Pages

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
























                             Page 40 of 41 Pages

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


                            Date  March 31, 1999



In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/Leonard Scrivo        President (Chief         March 31, 1999
LEONARD SCRIVO           Executive Officer),
                         Treasurer and Director

/s/Les Wasser            Director                 March 31, 1999
LES WASSER               Secretary, Controller

/s/Michael Scrivo        Director, Vice-          March 31, 1999
MICHAEL SCRIVO           President Operations

/s/Allan Borkowski       Director                 March 31, 1999
ALLAN BORKOWSKI

/s/ Robert J. Figliozzi  Director                 March 31, 1999
ROBERT J. FIGLIOZZI

/s/ Michael J. Funke     Director                 March 31, 1999
MICHAEL J. FUNKE


                             Page 41 of 41 Pages