Form 10QSB
period 1999-03-31
VICON FIBER OPTICS CORP
filed 1999-05-17
CIK 718396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Common Stock, $.01 par value, 8,679,069 Shares outstanding at March 31, 1999.

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                March 31, 1999

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                MARCH 31, 1999





                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of March 31, 1999
and December 31, 1998                                             1-2

Statements of Operations For the Three
Months Ended March 31, 1999 and 1998                                3

Statements of Cash Flows For the Three
Months Ended March 31, 1999 and 1998                              4-5

Notes to Financial Statements                                     5-6

Item 2.  Management's Discussion and Analysis
Of Financial Condition and Results of Operations                  6-7

PART II                                                             7

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET



                                    ASSETS

                                          March 31, 1999  Dec. 31, 1998
                                           (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                       $288,869        $254,580
Accounts receivable - net of
allowance for uncollectible accounts             445,468         776,538
Inventories (Note 2)                           1,670,143       1,625,200
Prepaid expenses and other current                15,091          25,017
assets
Deferred income taxes (Note 6)                 ___30,646          31,821
Total Current Assets                           2,450,217       2,713,156

PROPERTY, PLANT AND EQUIPMENT -
 Net of accumulated depreciation and
 amortization                                    428,860         425,262

OTHER ASSETS:
Excess of cost over net assets of
business                                         269,667         272,687
acquired
Deposits                                           4,487           4,487
Investment in joint venture                       26,515          26,515
Cash surrender value of life insurance            81,556          77,435
contract
Investment                                       500,000         500,000
Total Other Assets                               882,225         881,124

TOTAL ASSETS                                  $3,761,302      $4,019,542

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             MARCH 31, 1999  DEC. 31, 1998
                                              (UNAUDITED)

CURRENT LIABILITIES:
Accounts payable and accrued expenses              $284,900        $566,011
Income taxes payable                                105,026         103,423
Current portion of long-term debt                    87,988          85,374
Total Current Liabilities                           477,914         754,808

LONG-TERM DEBT                                      102,589          99,098

Deferred income tax payable                          56,871          56,995

TOTAL LIABILITIES                                   637,374         910,901

SHAREHOLDERS' EQUITY:
Common Stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding               86,790          86,790
8,679,069
Additional paid-in capital                        6,139,288       6,139,288
Deficit                                         (2,975,587)     (2,976,812)
Deferred stock incentive                          (126,563)       (140,625)

Total shareholders' equity                        3,123,928       3,108,641

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,761,302      $3,933,563

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 1999          1998
SALES                                            $508,221      $752,170
COST OF GOODS SOLD                                309,055       446,230
GROSS MARGIN                                      199,166       305,940

OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and administrative               187,242       218,428
expenses
Research and development                            2,267        11,551
Interest expense                                    6,998        10,710
Interest income                                   (1,220)       (7,251)

TOTAL OTHER COSTS (INCOME) AND EXPENSES           195,287       233,438

INCOME BEFORE PROVISION FOR INCOME TAXES            3,879        72,502

PROVISION FOR INCOME TAXES (Note 3)                 2,655        31,282

NET INCOME                                       $  1,224       $41,220

INCOME PER COMMON SHARE:

NET INCOME - BASIC AND DILUTED                        .00           .00

AVERAGE NUMBER OF SHARES USED IN                8,736,499     8,652,836
COMPUTATION

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $1,224       $41,220
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                           17,620        18,020
(Increase) decrease in accounts receivable             331,070       378,452
(Increase) decrease in inventory                      (44,943)     (107,917)
(Increase) decrease in prepaid expenses
  and other current assets                               9,926      (16,113)
(Increase) decrease in deferred income taxes             1,175             0
Increase (decrease) in accounts payable
  and accrued expenses                               (281,111)      (80,485)
Increase (decrease)in deferred income taxes              (124)       (9,538)
payable
Increase (decrease) in income taxes payable              1,603     (184,288)
Total Adjustments                                       35,216       (1,871)
Net Cash Provided (Used) By Operating Activities        36,440        39,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment             (18,198)      (43,125)
(Increase) in cash surrender value of life             (4,121)       (3,522)
insurance
Net Cash (Used in) Investing Activities               (22,319)      (46,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt                              17,528
Repayment of long-term debt                           (11,422)      (46,873)
Decrease in deferred stock incentive                    14,062
Net Cash Provided By (Used in) Financing                20,168      (46,873)
Activities

NET INCREASE (DECREASE) IN CASH AND CASH                34,289      (54,171)
EQUIVALENTS

CASH AND CASH EQUIVALENTS - Beginning                  254,580       834,169

CASH AND CASH EQUIVALENTS - End                       $288,869      $779,998

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             1999         1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
Interest                                       $6,998      $10,335

Income taxes                                       $0     $225,000






                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is:

                       MARCH 31, 1999    DEC. 31, 1998
                         (Unaudited)
Raw materials               $1,088,565       $1,065,611
Work-in-process                 97,452           91,890
Finished goods              ___484,126       ___467,699
                            $1,670,143       $1,625,200


NOTE 3 - INCOME TAXES

Under the provisions of SFAS 109, the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended March 31, 1999 compared to the same period in 1998 decreased by $243,949. Management attributes this principally to decreased sales of the Company's fiber optic dental video components due to downsizing and acquisitions among the Company's customers that resulted in a temporary delay in orders from these customers.

Cost of Sales

Cost of sales for the three months ended March 31, 1999 increased to 61% as compared to 59% for the same period in 1998. Management attributes this to fixed manufacturing overhead being absorbed by lower sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 1999 decreased to $187,242 from $218,428 for the three months ended March 31, 1998. Management attributes this to decreased general and administrative expenses required to administer the decreased sales.


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

Financial Condition of the Company

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                       March 31, 1999    December 31,
                                             1998
                         (Unaudited)
Working Capital             $1,972,303       $1,958,348

Current ratio                5.13 to 1        3.59 to 1

Shareholders' Equity        $3,123,928       $3,108,641



PART II
Items 1-5 not applicable.
Item 6, Exhibit 11:

                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                       Three Months Ended
                                           March 31,
                                       1999          1998
Basic:
Average shares outstanding            8,679,069     8,529,069
Net effect of dilutive stock
options -
based on the treasury stock              57,430       123,767
method
using average market price

Diluted                               8,736,499     8,652,836

Net Income                              $ 1,224       $41,220

Per share amount - basic and               $.00          $.00
diluted

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           VICON FIBER OPTICS CORP.
                                   (Registrant)



Date:   May 14, 1999               /s/Leonard Scrivo
                              LEONARD SCRIVO,
     President and Chief Executive Officer