Form 10QSB
period 1999-06-30
VICON FIBER OPTICS CORP
filed 1999-08-13
CIK 718396

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

          Common Stock, $.01 per value 8,679,069 Shares outstanding at June 30, 1999

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1999

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                 JUNE 30, 1999



                                                       <CAPTION
PART I.  FINANCIAL INFORMATION                         >
                                                       PAGE NO.

Item 1.   Financial Statements

Balance Sheets as of June 30, 1999                     1-2
and December 31, 1998

Statements of Operations For the Three and             3
Six Months Ended June 30, 1999 and 1998

Statements of Cash Flows For the Six Months            4
Ended June 30, 1999 and 1998

Notes to Financial Statements                          5

Item 2.  Management's Discussion and Analysis          6
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        7

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS

                                    ASSETS


                                     JUNE 30, 1999    DECEMBER 31,
                                      (UNAUDITED)         1998
CURRENT ASSETS:

Cash and cash equivalents                   $434,976        $254,580
Accounts receivable - net of                 489,539         776,538
allowance for uncollectible
accounts
Inventories (Note 2)                       1,654,641       1,625,200
Prepaid expenses and other current            22,691          25,017
assets
Deferred income taxes                         30,646          31,821
                                          ----------      ----------
Total Current Assets                       2,632,493       2,713,156
                                          ----------      ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                             415,000         425,262
                                          ----------      ----------

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                          266,647         272,687
Deposits                                       4,487           4,487
Investment in joint venture                   26,515          26,515
Cash surrender value of life
insurance contract                            85,678          77,435
Investment                                   500,000         500,000
                                          ----------      ----------
Total Other Assets                           883,327         881,124
                                          ----------      ----------

TOTAL ASSETS:                              3,930,820      $4,019,542
                                          ==========      ==========

                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          JUNE 30, 1999      DECEMBER 31,
                                           (UNAUDITED)           1998
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $161,934         $566,011
Income taxes payable                               107,845          103,423
Current portion of long-term debt                   87,988           85,374
                                               -----------       ----------
Total Current Liabilities                          357,767          754,808

LONG-TERM DEBT                                     371,883           99,098

Deferred income tax payable                         58,784           56,995
                                               -----------       ----------

TOTAL LIABILITIES                                  788,434          910,901
                                               -----------       ----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding              86,790           86,790
8,679,069 shares
Additional paid-in capital                       6,139,288        6,139,288
Deficit                                        (2,971,192)      (2,976,812)
Deferred stock incentive                         (112,500)        (140,625)
                                                ----------       ----------

Total Shareholders' Equity                       3,142,386        3,108,641
                                                 ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS'             $3,930,820       $4,019,542
EQUITY
                                                ==========       ==========





                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30                 JUNE 30
                                   1999        1998        1999        1998
SALES                             $498,149    $686,277  $1,006,370  $1,438,447
COST OF GOODS SOLD                 302,930     402,523     611,985     848,753
                                   -------     -------   ---------   ---------
GROSS MARGIN                       195,219     283,754     394,385     589,694

OTHER COSTS (INCOME) AND
EXPENSES:
Selling, general and
administrative expenses            180,600     214,132     367,842     432,560
Research and development                 -      28,267       2,267      39,818
Interest expense                     6,715       9,051      13,713      19,761
Interest income                    (1,226)     (8,050)     (2,446)    (15,301)
                                   -------     -------     -------     -------
TOTAL OTHER COSTS (INCOME) AND     186,092     243,400     381,379     476,838
EXPENSES

INCOME BEFORE PROVISION FOR          9,127      40,354      13,006     112,856
INCOME TAXES


PROVISION FOR INCOME TAXES           4,731      18,824       7,386      50,106
(Note 3)
                                    ------      ------     -------     -------
NET INCOME                          $4,396     $21,530      $5,620     $62,750
                                  ========    ========    ========    ========



INCOME PER COMMON SHARE:             $0.00       $0.01       $0.00       $0.01


AVERAGE NUMBER OF SHARES USED    9,003,546   8,944,131   8,864,589   8,773,840
IN COMPUTATION




                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                      1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $5,620      $62,750
Adjustments to reconcile net income to
  net cash provided by (used in) operating
activities:
  Depreciation and amortization                         35,240       36,040
  (Increase) decrease in accounts receivable           286,999      374,338
  (Increase) decrease in inventory                    (29,441)    (246,806)
  (Increase) decrease in prepaid expenses and
     other current assets                                2,326       15,125
  Increase (decrease) in accounts payable and
     accrued expenses                                (404,077)     (89,494)
  Decrease in deferred income taxes                      1,175        2,410
  Increase (decrease) in deferred income taxes
payable                                                  1,789     (14,017)
  Increase (decrease) in income taxes payable            4,422    (163,284)
                                                      --------     --------
    Total Adjustments                                (101,567)     (85,688)
                                                      --------     --------
Net Cash Provided (Used) By Operating Activities      (95,947)     (22,938)
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                    (18,938)     (66,046)
  Increase in cash surrender value of
    life insurance contract                            (8,243)      (7,443)
                                                      --------     --------
    Net Cash (Used In) Investing Activities           (27,181)     (73,489)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                         (42,129)     (79,906)
  Increase in long-term debt                           317,528           --
  Decrease in deferred stock incentive                  28,125           --
                                                      --------     --------
    Net Cash Provided By (used in) Financing
Activities                                             303,524     (79,906)
                                                      --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            180,396    (176,333)
CASH AND CASH EQUIVALENTS - Beginning                  254,580      834,169
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS - End                       $434,976     $657,836
                                                      ========     ========

                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                              SIX MONTHS ENDED
                                                   JUNE 30
                                                  1999      1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                   $13,713   $19,761
                                               -------   -------

    Income taxes                                    --  $225,000
                                               -------   -------


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                         JUNE 30, 1999   DECEMBER 31,
                          (Unaudited)        1998
Raw Materials                  $982,205     $1,065,611
Work-in-process                 199,236         91,890
Finished goods                  473,200        467,699
                             ----------       --------
                             $1,654,641     $1,625,200
                             ==========       ========

NOTE 3 - INCOME TAXES

     Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales:
     Net sales for the six months ended June 30, 1999 compared to the same period in 1998 decreased by $432,077. Management attributes this principally to decreased sales of the Company's fiber optic dental video components due to downsizing and acquisitions among the Company's customers that resulted in a temporary delay in orders from these customers.



Cost of Sales:
     Cost of sales for the six months ended June 30, 1999 was 61%, compared to 59% for the same period in 1998. Management attributes this to fixed manufacturing overhead being absorbed by lower sales.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the six months ended June 30, 1999 decreased to $367,842 from $432,560 for the same period in 1998. Management attributes this to a broad reduction in expenses required to administer the decreased sales.

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


Financial Condition of the Company:     The Company gauges its liquidity and
financial stability by the measurements as shown in the following table:

                          June 30 1999     December 31 1998
                          (Unaudited)
Working capital              $2,274,726     $1,958,348

Current ratio                 7.35 to 1      3.59 to 1

Shareholders' equity         $3,142,386     $3,108,641



PART II
Item 6, Exhibit 11
                           VICON FIBER OPTICS CORP.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    1999        1998        1999        1998

Basic:
  Average shares outstanding       8,679,069   8,529,069   8,679,069   8,529,069
based on the treasury stock
method using average market
price                                324,477     415,062     185,520     244,771
                                   ---------   ---------   ---------   ---------
Diluted                            9,003,546   8,944,131   8,864,589   8,773,840
                                   =========   =========   =========   =========
Net Income                            $4,396     $21,530      $5,620     $62,750
                                   =========   =========   =========   =========
Per share amount - basic and
diluted
                                       $0.00       $0.00       $0.00       $0.00
                                   =========   =========   =========   =========

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           VICON FIBER OPTICS CORP.
                                 (Registrant)


Date:   August 13, 1999       /s/Leonard Scrivo

                                   LEONARD SCRIVO,
                                   President, Chief Executive Officer