Form 10QSB
period 1999-09-30
VICON FIBER OPTICS CORP
filed 1999-11-15
CIK 718396

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

          Common Stock, $.01 per value 8,679,069 Shares outstanding at September 30, 1999

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                              SEPTEMBER 30, 1999

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                              SEPTEMBER 30, 1999



                                                       <CAPTION
PART I.  FINANCIAL INFORMATION                         >
                                                       PAGE NO.

Item 1.   Financial Statements

Balance Sheets as of September 30, 1999                1-2
and December 31, 1998

Statements of Operations For the Three and             3
Nine Months Ended September 30, 1999 and 1998

Statements of Cash Flows For the Nine Months           4
Ended September 30, 1999 and 1998

Notes to Financial Statements                          5

Item 2.  Management's Discussion and Analysis          6
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        7

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS

                                    ASSETS


                                     SEPTEMBER 30,    DECEMBER 31,
                                          1999            1998
                                      (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                   $436,021        $254,580
Accounts receivable - net of                 534,350         776,538
allowance for uncollectible
accounts
Inventories (Note 2)                       1,566,184       1,625,200
Prepaid expenses and other current            11,346          25,017
assets
Deferred income taxes                         30,646          31,821
                                          ----------      ----------
Total Current Assets                       2,578,547       2,713,156
                                          ----------      ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                             400,459         425,262
                                          ----------      ----------

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                          263,627         272,687
Deposits                                       4,487           4,487
Investment in joint venture                   26,515          26,515
Cash surrender value of life
insurance contract                            89,859          77,435
Investment                                   500,000         500,000
                                          ----------      ----------
Total Other Assets                           884,488         881,124
                                          ----------      ----------

TOTAL ASSETS:                             $3,863,494      $4,019,542
                                          ==========      ==========

                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          SEPTEMBER 30,      DECEMBER 31,
                                               1999              1998
                                           (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $118,809         $566,011
Income taxes payable                                98,979          103,423
Current portion of long-term debt                   87,988           85,374
                                               -----------       ----------
Total Current Liabilities                          305,776          754,808

LONG-TERM DEBT                                     384,508           99,098

Deferred income tax payable                         59,289           56,995
                                               -----------       ----------

TOTAL LIABILITIES                                  749,573          910,901
                                               -----------       ----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding              86,790           86,790
8,679,069 shares
Additional paid-in capital                       6,139,288        6,139,288
Deficit                                        (3,013,720)      (2,976,812)
Deferred stock incentive                          (98,437)        (140,625)
                                                ----------       ----------

Total Shareholders' Equity                       3,113,921        3,108,641
                                                ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'             $3,863,494       $4,019,542
EQUITY
                                                ==========       ==========





                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30            SEPTEMBER 30

                                  1999        1998        1999        1998
SALES                             $570,044  $1,056,972  $1,576,414  $2,495,419
COST OF GOODS SOLD                 349,628     660,476     961,613   1,509,229
                                   -------   ---------   ---------   ---------
GROSS MARGIN                       220,416     396,496     614,801     986,190

OTHER COSTS (INCOME) AND
EXPENSES:
Selling, general and
Administrative expenses            250,808     220,105     618,650     652,665
Research and development            19,119      13,514      21,386      53,332
Interest expense                     5,692      11,561      19,405      31,322
Interest income                    (4,319)     (3,893)     (6,765)    (19,194)
                                   -------     -------     -------     -------
TOTAL OTHER COSTS (INCOME) AND     271,300     241,287     652,676     718,125
EXPENSES

INCOME (LOSS) BEFORE PROVISION    (50,884)     155,209    (37,875)     268,065
FOR INCOME TAXES


PROVISION FOR INCOME TAXES         (8,353)      32,105       (967)      82,211
(Note 3)
                                  --------    --------    --------    --------
NET INCOME (LOSS)                ($42,531)    $123,104   ($36,908)    $185,854
                                  ========    ========    ========    ========




INCOME PER COMMON SHARE:             $0.00       $0.01       $0.00       $0.01


AVERAGE NUMBER OF SHARES USED    8,679,069   8,806,730   8,679,069   8,804,152
IN COMPUTATION




                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                      1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                    $(36,908)     $185,854
Adjustments to reconcile net income to
  net cash provided by (used in) operating
activities:
  Depreciation and amortization                         52,860       54,060
  (Increase) decrease in accounts receivable           242,188       26,823
  (Increase) decrease in inventory                      59,016    (145,505)
  (Increase) decrease in prepaid expenses and
     other current assets                               13,671        7,723
  Increase (decrease) in accounts payable and
     accrued expenses                                (447,202)     (19,714)
  Decrease in deferred income taxes                      1,175        1,840
  Capital stock issued for expenses                                  14,063
  Increase (decrease) in deferred income taxes
payable                                                  2,294     (16,273)
  Increase (decrease) in income taxes payable          (4,444)    (128,353)
                                                      --------     --------
    Total Adjustments                                 (80,442)    (205,336)
                                                      --------     --------
Net Cash Provided (Used) By Operating Activities     (117,350)     (19,482)
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                    (18,997)     (87,680)
  Increase in cash surrender value of
    life insurance contract                           (12,424)     (12,487)
  Investment                                                --    (500,000)
                                                      --------     --------
    Net Cash (Used In) Investing Activities           (31,421)    (600,167)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                         (64,504)    (104,123)
  Increase in long-term debt                           352,528           --
  Decrease in deferred stock incentive                  42,188           --
                                                      --------     --------
    Net Cash Provided By (used in) Financing
Activities                                             330,212    (104,123)
                                                      --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            181,441    (723,772)
CASH AND CASH EQUIVALENTS - Beginning                  254,580      834,169
                                                      --------     --------
CASH AND CASH EQUIVALENTS - End                       $436,021     $110,397
                                                      ========     ========

                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                                  1999      1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                   $19,405   $31,322
                                               -------   -------

    Income taxes                                    --  $225,000
                                               -------   -------


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                         SEPTEMBER 30, 1999   DECEMBER 31, 1998
                             (Unaudited)
Raw Materials                       $904,366          $1,065,611
Work-in-process                      138,995              91,890
Finished goods                       522,823             467,699
                                  ----------          ----------
                                  $1,566,184          $1,625,200
                                  ==========          ==========

NOTE 3 - INCOME TAXES

     Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales:
     Net sales for the nine months ended September 30, 1999 compared to the same period in 1998 decreased by $919,005. Management attributes this principally to decreased sales of the Company's fiber optic dental video components due to downsizing and acquisitions among the Company's customers that resulted in a temporary delay in orders from these customers.



Cost of Sales:
     Cost of sales for the nine months ended September 30, 1999 was 61%, compared to 60% for the same period in 1998. Management attributes this to fixed manufacturing overhead being absorbed by lower sales.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased to $618,650 from $652,665 for the same period in 1998. Included in the 1999 expenses are costs in the amount of $51,262 that are directly attributable to a 1999 private placement. Excluding the private placement costs, the selling, general and administrative expenses would have been $567,388. Management attributes this decrease to a broad reduction in expenses required to administer the decreased sales.

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


Financial Condition of the Company:     The Company gauges its liquidity and
financial stability by the measurements as shown in the following table:

                          September 30   December 31
                              1999           1998
                          (Unaudited)
Working capital              $2,272,771     $1,958,348

Current ratio                 8.43 to 1      3.59 to 1

Shareholders' equity         $3,113,921     $3,108,641



PART II
Item 6, Exhibit 11
                           VICON FIBER OPTICS CORP.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   1999        1998        1999        1998

Basic:
  Average shares outstanding     8,679,069   8,662,665   8,679,069   8,574,024
based on the treasury stock
method using average market
price                                    *     144,065           *     230,128
                                 ---------   ---------   ---------   ---------
Diluted                          8,679,069   8,806,730   8,679,069   8,804,152
                                 =========   =========   =========   =========
Net Income (Loss)                ($42,531)    $123,104   $(36,908)    $185,854
                                 =========   =========   =========   =========
Per share amount - basic and
diluted
                                     $0.00       $0.01       $0.00       $0.02
                                 =========   =========   =========   =========
*Anti-dilutive

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           VICON FIBER OPTICS CORP.
                                 (Registrant)


Date:   November 15, 1999          /s/Leonard Scrivo

                                   LEONARD SCRIVO,
                                   President, Chief Executive Officer