Form 10KSB
period 1999-12-31
VICON FIBER OPTICS CORP
filed 2000-04-10
CIK 718396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                 For the fiscal year ended December 31, 1999

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

Issuer's revenues for the year ended December 31, 1999:   $2,486,164.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999: $12,573,734.

Number of common shares outstanding on December 31, 1999: 8,679,069


                             Page 1 of 39 Pages

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









                             Page 2 of 39 Pages

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

                             Page 3 of 39 Pages

Decorative Fiber Optics Products

The Company manufactures a line of decorative fiber optic lamps under the tradename "Fantasia Products." The Company commenced production and national sales of the lamps in 1995.

Manufacturing in China

The Company manufactures its line of decorative fiber optic lamps in two excellent manufacturing facilities in southern China. The Company is also involved in a joint venture with a corporation from Anshan China. The joint venture company, Anshan Vicon Fiber optic Products, Ltd., is a Chinese corporation.

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







                             Page 4 of 39 Pages

Distribution and Sales

During 1999 one customer purchased approximately 16% of the Company's products, another customer purchased 14% and another two customers purchased 8%. The loss of any one or more of these four largest customers by the Company would have a material adverse effect on the Company's business. In 1999, 5% of the Company's sales were to foreign customers.

As of December 31, 1999, the Company had a sales backlog of approximately $525,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 1998 the Company had a backlog of approximately $490,000. The Company believes that the increased backlog is due primarily to the timing of orders from customers.

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

Employees

The Company has 25 full-time employees, of whom three are executives, two are engineers, and one is administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

Investment

On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. ("AEG"), doing business as "Another Universe.com.", at $2.00 per share, for a total of $500,000.00 in cash. As of December 31, 1999, it has been determined that the investment in AEG has become worthless and the Company has taken a one-time charge against earnings for the full cost of the investment.







                             Page 5 of 39 Pages

Item 2.  Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately one and one-half year remaining on a three-year lease of space. The building is a two story, modern, fireproof concrete block structure. The aggregate annual rental paid by the Company in 1999 was approximately $90,863.

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

                              Bid Prices
                               Low           High
1998 First Quarter             7/8          1 1/8
Second Quarter                   1          1 1/2
Third Quarter                  5/8          1 7/8
Fourth Quarter                 1/2          25/32

1999 First Quarter           11/16         1 3/16
Second Quarter               27/32         1 7/32
Third Quarter                 9/16          27/32
Fourth Quarter               15/32          1 3/4






                             Page 6 of 39 Pages

Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b)  Approximate Number of Equity Security Holders

                                         Approximate Number of Record
         Title of Class                     Holders as of December 31, 1999

         Common Stock, $.01 par value                      1300

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

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                                 1999           1998
Working Capital            $2,174,909     $1,958,348
Current Ratio               7.43 to 1      3.59 to 1
Shareholders' Equity       $2,536,001     $3,108,641
Net Income (Loss)          ($628,890)       $115,009

The decrease in working capital during 1999 was due to net loss for the year, less expenditures for capital equipment and long-term debt becoming due within one year.

The decrease in shareholders' equity during 1999 was due to net loss for the year.







                             Page 7 of 39 Pages

Results of Operations

Year ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the year ended December 31, 1999 as compared to 1998 decreased by 26%. Management attributes this primarily to mergers and acquisitions within the dental video component industry resulting in the Company's major video dental customers substantially reducing their orders.

Cost of sales percentage increased to 72.5% for 1999 compared to 60.7% in 1998. Management attributes this to fixed manufacturing overhead being spread out over lower sales volume.

Selling, general and administrative expenses decreased to $829,073 in 1999 as compared to $1,037,890 in 1998, a decrease of $208,817. Management attributes this to a general decrease in the costs of marketing and administrative expenses.

Item 7.  Financial Statements



                       VICON FIBER OPTICS CORP.


                         FINANCIAL STATEMENTS
                          FORM 10-KSB ITEM 7


                     YEAR ENDED DECEMBER 31, 1999

















                             Page 8 of 39 Pages

                       VICON FIBER OPTICS CORP.

                    INDEX TO FINANCIAL STATEMENTS











                                                          PAGE

Independent Auditors' Report                         F-3

Financial Statements:
      Balance Sheet - December 31, 1999              F-4 - F-5

Financial Statements for each of the two years in the
      period ended December 31, 1999:
       Statements of Income                          F-6
       Statements of Shareholders' Equity            F-7
       Statements of Cash Flows                      F-8

Notes to Financial Statements                        F-9 - F-25














                                 F-2
                         Page 9 of 39 Pages

                     INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

       We have audited the Balance Sheet of Vicon Fiber Optics Corp. as of December 31, 1999 and the related Statements of Income, Shareholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                         Sheft Kahn & Company LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS

March 16, 2000
Jericho, New York
                                                     F-3
                             Page 10 of 39 Pages

                      VICON FIBER OPTICS CORP.

                           BALANCE SHEET

                         DECEMBER 31, 1999

                               ASSETS

CURRENT ASSETS:
       Cash and cash equivalents (Note 1)                  $   354,379
       Accounts receivable - Net of allowance for
         uncollectible accounts of $7,500                      652,971
       Inventories (Note 3)                                  1,356,276
       Prepaid expenses and other current assets                98,026
       Deferred income taxes (Note 6)                           51,626

          Total Current Assets                               2,513,278

PROPERTY, PLANT AND EQUIPMENT - Net of
       accumulated depreciation and
       amortization (Note 4)                                   383,625

OTHER ASSETS:
       Excess of cost over net assets of
         businesses acquired                                   260,607
       Deposits                                                  4,487
       Investment in joint venture (Note 9)                     26,515
       Cash surrender value of life insurance contract          96,027
       Investment (Note 13)                                          0

         Total Other Assets                                    387,636

         TOTAL ASSETS                                       $3,284,539




See accompanying Notes to Financial Statements.
                                 F-4
                         Page 11 of 39 Pages

                       VICON FIBER OPTICS CORP.

                            BALANCE SHEET

                          DECEMBER 31, 1999



                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt (Note 5)          $   102,006
      Accounts payable and accrued expenses                   174,327
      Income taxes payable (Note 6)                            62,036

         Total Current Liabilities                            338,369

LONG-TERM DEBT (Note 5)                                       347,492

Deferred income taxes payable (Note 6)                         62,677

         Total Liabilities                                    748,538

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
      Common stock - authorized 20,000,000 shares,
       $.01 par value, issued and outstanding
       8,679,069 shares                                        86,790
      Additional paid-in capital                            6,139,288
      Deficit                                            (  3,605,702)
      Deferred stock incentive (Note 8)                  (     84,375)

         Total Shareholders' Equity                         2,536,001

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $3,284,539



See accompanying Notes to Financial Statements.

                                 F-5
                             Page 12 of 39 Pages

                        VICON FIBER OPTICS CORP.

                         STATEMENTS OF INCOME

                   FOR THE YEARS ENDED DECEMBER 31,



                                                     1999        1998

SALES                                             $2,475,032  $3,348,149

COST OF GOODS SOLD                                 1,795,514   2,030,914

       GROSS MARGIN                                  679,518   1,317,235

OPERATING EXPENSES:
      Selling, general and administrative expenses
             (Note 12)                               829,073   1,037,890
      Research and development                        32,335      56,136

       TOTAL OPERATING EXPENSES                      861,408   1,094,026

       INCOME (LOSS) FROM OPERATIONS              (  181,890)    223,209

OTHER INCOME (EXPENSES)
      Interest expense                            (   38,065) (   38,872)
      Interest income                                 11,132      20,585
      Loss on worthlessness of investment         (  500,000)       -

       TOTAL OTHER INCOME (EXPENSES)              (  526,933) (   18,287)

       INCOME (LOSS) BEFORE PROVISION
         FOR INCOME TAXES                         (  708,823)    204,922


PROVISION FOR INCOME TAXES (Note 6)               (   79,933)     89,913

       NET INCOME (LOSS)                          ($ 628,890)  $ 115,009

INCOME (LOSS) PER COMMON SHARE:
       BASIC AND DILUTED                          ($     .07)  $     .01


AVERAGE NUMBER OF SHARES USED
      IN COMPUTATION:
       BASIC                                       8,679,069   8,600,476
       DILUTED                                     8,679,069   8,891,488

See accompanying Notes to Financial Statements.

                                 F-6
                             Page 13 of 39 Pages

                            VICON FIBER OPTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE TWO YEARS ENDED DECEMBER 31, 1999






                                                           TOTAL
                                  ADDITIONAL              DEFERRED     SHARE-
                         COMMON    PAID-IN                 STOCK     HOLDERS'
                          STOCK    CAPITAL    DEFICIT     INCENTIVE   EQUITY


Balance - January 1,
  1998                   $85,290  $5,972,038 ($3,091,821)$     -    $2,965,507

Net Income                  -          -         115,009       -       115,009

Issuance of Common Stock   1,500     167,250        -     ( 140,625)    28,125

Balance - December 31,
  1998                    86,790   6,139,288 ( 2,976,812) ( 140,625) 3,108,641

Net (Loss)                  -          -     (   628,890)      -    (  628,890)

Amortization of stock
  incentive                 -          -            -        56,250     56,250

Balance - December 31,
  1999                   $86,790  $6,139,288 ($3,605,702) ($ 84,375)$2,536,001



See accompanying Notes to Financial Statements.




                                      F-7
                             Page 14 of 39 Pages

                     VICON FIBER OPTICS CORP.

                     STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31,
                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                ($628,890)    $115,009
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   71,214       77,005
      (Increase) decrease in accounts receivable     123,567      203,545
      (Increase) in inventory                        268,924    ( 348,676)
      (Increase) decrease in prepaid expenses
       and other current assets                    (  73,009)   (   5,983)
      (Increase) decrease in deferred income taxes (  14,123)      12,081
      (Decrease) increase in accounts payable and
       accrued expenses                            ( 391,684)     203,916
      Increase (decrease) in income taxes payable  (  41,387)   ( 147,168)

       Total Adjustments                           (  56,498)   (   5,280)

       Net Cash Provided by (Used in) Operating
         Activities                                ( 685,388)     109,729

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment        (  17,497)   (  77,221)
  (Increase) in cash surrender value of life insurance
    contract                                       (  18,592)   (  16,671)
  Investment in American Entertainment               500,000    ( 500,000)

       Net Cash Provided by (Used in) Investing
        Activities                                   463,911    ( 593,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                      (  85,374)   ( 123,551)
  Investment in common stock                         -            168,750
  Increase in deferred stock incentive                56,250    ( 140,625)
  Increase in long-term debt                         350,400         -

       Net Cash Provided by (Used in) Financing
        Activities                                   321,276    (  95,426)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                99,799    ( 579,589)

CASH AND CASH EQUIVALENTS - Beginning                254,580      834,169

CASH AND CASH EQUIVALENTS - End                     $354,379     $254,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                       $  38,065   $   38,872
    Income taxes                                   $  50,000   $  225,000

See accompanying Notes to Financial Statements.

                             Page 15 of 39 Pages
                     VICON FIBER OPTICS CORP.

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

         d)Excess of Cost Over Net Assets of Businesses Acquired:

           Represents the excess of cost over net assets of acquired companies. These amounts are being amortized over forty years.
                                              F-9
                             Page 16 of 39 Pages

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

         h)Earnings Per Common Share:

           The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

         i)Accounting for Investments:

           Investments in which the Company has less than a 20% interest are carried at cost. Dividends received are included in other income.




                               F-10
                             Page 17 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - MATTERS OF ECONOMIC INFLUENCE

         Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

                                        Year Ended December 31,
         Customer                        1999           1998

         A                               15.80%        29.63%
         B                               14.10         14.18
         C                                8.10         11.69
         D                                7.80          7.60
         E                                5.60          7.50

                                         51.40%        70.60%

         Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:

                                                  Year Ended December 31,
         Geographic Area                          1999              1998

         Europe                                   4.5%                1.3%
         Brazil                                    -                   .5

                                                  4.5%                1.8%
         Suppliers

         The Company uses only one source for some of its components, but believes that alternative or supplementary sources can readily be obtained. None of the Company's suppliers are affiliated with the Company, and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture it products.

NOTE 3 - INVENTORIES

         The composition of inventories at December 31, 1999 is as follows:


         Raw materials                                        $   964,163
         Work-in-process                                           57,665
         Finished goods                                           334,448
                                                               $1,356,276


                               F-11
                             Page 18 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1999 is summarized as follows:
                                                           Estimated
                                                            Useful
                                                             Life

         Machinery and equipment             $491,426     3-10 years
         Furniture, fixtures and
          office equipment                    134,023     2-10 years
         Leasehold improvements               362,292     Useful Life or Lease
                                              987,741     term, whichever is
                                                          shorter
         Accumulated depreciation
          and amortization                    604,116

                                             $383,625

         Depreciation and amortization expense for the years ended December 31, 1999 and 1998 amounted to $59,134 and $64,925, respectively.

NOTE 5 - LONG-TERM DEBT

         Long-term debt at December 31, 1999 consists of the following:

         Note payable - Textron (A)                   $ 15,400
         Debentures payable (B)                        335,000
         Amounts due to the former Chairman
          of the Board and President of Saxton (C)      99,098

         Less:  Current portion                        102,006
                                                      $347,492

         (A) Note payable - Textron represents a five-year note for the purchase of equipment. The note bears interest at 14.349% and will be paid at the rate of $411 per month.


                               F-12
                             Page 19 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT (Continued)

         (B) Debentures - These are 8% convertible notes due August 2, 2002. Interest will be paid semi-annually until conversion or maturity. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000.

         (C) In December 1989, pursuant to a stipulation of compromise and settlement, Vicon agreed to pay a total of $950,000 as follows:

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

            Aggregate annual maturities applicable to long-term debt are as follows:

                 Year Ending
                 December 31,                                    Amount

                   2000                                         $102,006
                   2001                                            3,103
                   2002                                          338,298
                   2003                                            3,493
                   2004                                            2,598
                                                                $449,498

            In December 1994 the Company established a credit facility with Marine Midland Bank. Effective September 1998, the Credit Facility was increased to $2,000,000, the line of credit will maintain a sublimit of $1,000,000 to be used for direct debt drawdowns and $300,000 sublimit to be used for standby Letters of Credit. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an invest-ment account maintained with the bank. At December 31, 1999, the Company had $2,000,000 unused lines of credit to be drawn as needed.

                               F-13
                             Page 20 of 39 Pages

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

         Deferred income taxes consist of the following at December 31, 1999:

         Temporary differences arising from the following:


                                                             Classified As
                                                           Short -     Long -
                                                 Deferred   Term       Term
               Type                   Amount       Tax     Assets   (Liability)

               Depreciation          $173,844   ($62,677) $     -     ($62,677)
               Reserve for bad debts    7,500      2,704     2,704       -
               Section 263A costs      85,000     30,646    30,646       -
               Obsolete inventory      50,692     18,276    18,276       -
                                                ($11,051)  $51,626    ($62,677)







                               F-14
                             Page 21 of 39 Pages

                    VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued)

         The provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                                1999        1998

               Current - Federal               ($63,967) $ 74,418
               Current - State                (  10,456)   12,992
               Under (over) accrual adjustment    8,613 (   9,578)
                 Total Current                (  65,810)   77,832

                 Total Deferred               (  14,123)   12,081

                   Total                       ($79,933) $ 89,913

         A reconciliation of income tax (benefit) expense computed at statutory rates to above amounts at effective rates is as follows:

                                               1999                 1998
         Income tax expense at
           statutory rates                   ($71,000)           $ 63,170
         State and local, net of
           federal benefit                   (  6,515)              7,121
         Non-deductible expenses
          and over-under accrual               11,705               7,541

         Current Income tax expense at
           effective rates                   ($65,810)           $ 77,832

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases

         On July 31, 1998, the Company renegotiated its lease and is now obligated under the terms of a new lease, expiring on July 31, 2001, which calls for annual rent of $89,040. The total rent expense under operating leases charged to operations for the years ended December 31, 1999 and 1998 was $90,293 and $87,730, respectively.

         The Company also has three leases totaling $1,378 per month through January 2001.


                               F-15
                             Page 22 of 39 Pages

                      VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         As at December 31, 1999, the future lease expenditures are as follows:

         2000                              $101,984
         2001                                52,899
         2002 - Thereafter                     -
                                           $154,883

         Letters of Credit

         As at December 31, 1999, the Company had no outstanding letters.

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

NOTE 8 - STOCK OPTION PLAN

         Effective May 11, 1984, the 1984 Stock Option Plan for Incentive Stock Options and Non Qualified Options (the "Plan") was adopted.

         The Plan provided for granting to key employees and others who were not employees but had made or were expected to make contributions to the success of the Company, the option to purchase Company common stock. Options for an aggregate of up to 400,000 shares of common stock may have been granted under the plan.

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







                               F-16
                             Page 23 of 39 Pages

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

         During 1998, the Company issued an aggregate of 150,000 shares of common stock to five key employees. The Company accounted for the issuance of restricted stock with an estimated fair value of $169,000 by recording as current compensation of $27,375 and deferred compensation of $140,625 to be recognized over the three year restriction on the stock.




                               F-17
                             Page 24 of 39 Pages

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




                               F-18
                             Page 25 of 39 Pages

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

         As of April 1, 1998, five year warrants to purchase 100,000 shares each of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi, Michael Funke, Thomas Furey, Jr., Mike Scrivo and Kenneth Zimmerman upon their election as directors of the Company.

         In April 1998, five year warrants to purchase 100,000 shares each of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi, James Leonard, and Dr. Stanley Youdelman, in consideration for entering into consulting agreements by each of the above individuals.

         In April 1998, five year warrants to purchase an aggregate of 435,000 common shares of the Company at prices of $1.00 to $1.10 were issued to three officers and two former employees.

         In April 1999, five year warrants to purchase 700,000 shares of common stock at $1.00 per share were issued to the following: Zackary Liebman and Barry Hawk - 125,000 each, Allan Borkowski and Robert Figliozzi
         - 100,000 each, James Leonard, Michael Scrivo, Michael Funke, Thomas Furey, Jr., and Kenneth Zimmerman - 50,000 each.



                               F-19
                             Page 26 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

  The following summarizes the stock options outstanding under these plans as of December 31, 1999:

                         Number          Per Share
                           Of              Option
   Date Granted          Shares             Price              Expiration

   March 1996           185,000             .87                     2001
   March 1996            50,000             .96                     2001
   June 1996            300,000            .875                     2001
   April 1998         1,285,000            1.00                     2003
   April 1998           150,000            1.10                     2003
   April 1999           700,000            1.00                     2004

                      2,670,000

   The following summarizes the activity of shares under option for the two years ended December 31, 1999:

                          Number     Per Share
                            Of        Option
                          Shares       Price          Value


   Balance - January 1,
      1998                535,000   $. 87 - $.875  $  471,450
     Granted            1,435,000    1.00 -  1.10   1,450,000
     Exercised               -            -              -
     Expired                 -            -              -
     Cancelled               -            -              -
   Balance - December 31,
      1998              1,970,000     .87 -  1.10   1,921,450
     Granted              700,000            1.00     700,000
     Exercised               -            -              -
     Expired                 -            -              -
     Cancelled               -            -              -
   Balance - December 31,
     1999               2,670,000   $ .87 - $1.10  $2,621,450



                               F-20
                             Page 27 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock
   Based Compensation", issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized $56,250 and $28,125 compensation cost in 1999 and 1998, respectively, for stock-based employee compensation awards. The pro forma compensation cost, net of income taxes, for stock-based employee compensation awards was $1,274,009 and $641,794 in 1999 and 1998, respectively. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the table below:

                             1999                      1998
                   As Reported  Pro Forma    As Reported  Pro Forma
   Net income     ($628,890)  ($1,902,899)     $115,009   ($526,785)

   Diluted earnings
     per share        ($.07)        ($.22)         $.01       ($.06)

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1999 and 1998. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options). The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.




                               F-21
                             Page 28 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                         Stock Option Plan Shares
                                            1999          1998

   Average expected life (years)           2.63             3.3
   Expected volatility                   149.84%         143.89%
   Risk-free interest rate
     (zero coupon U.S. Treasury
     note)                                  6.6%            5.6%
   Weighted average fair value
     at grant - Exercise price
     equal to market price                 $.72           $.49

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees. For purposes of this model, no dividends have been assumed.








                               F-22
                             Page 29 of 39 Pages

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






                               F-23
                             Page 30 of 39 Pages

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

   The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 are as follows:


                                            Carrying
                                            Amounts  Fair Value

   Cash and cash equivalents               $354,379    $354,379
   Short and long-term debt                 449,498     449,498

NOTE 11 - CONCENTRATION OF CREDIT RISK

   The Company invests its excess cash in deposits with HSBC Bank. The investment generally matures within six months and; therefore, is subject to little risk. The Company has not incurred losses related to this investment. As at December 31, 1999, $283,644 was invested at an interest rate which varies daily. Deposits with HSBC Bank are insured under the FDIC for up to $500,000.

NOTE 12 - UCC OBLIGATION

   During 1998, an action was commenced against a customer of the Company for selling the Company's manufactured products, allegedly infringing on Plaintiff's patents covering "illuminator or dental handpiece". According to Counsel for the Company, in accordance with the Uniform Commercial Code, the Company, as the manufacturer, was obligated to indemnify and hold the customer harmless from any damages and settlement amounts incident to the litigation.
   Subsequent to December 31, 1998, the Company settled its obligation for $100,000 and recorded a charge to general and administrative expenses.
                               F-24
                             Page 31 of 39 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 13 - INVESTMENT IN AMERICAN ENTERTAINMENT GROUP, INC.

   On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. ("AEG") at $2.00 per share for a total of $500,000 in cash. The Company does business as "Another Universe" through two subsidiaries. One operates six retail stores and the other is an internet retailer and direct response marketer of entertainment-themed collectibles, licensed products and gifts. It was anticipated that Another Universe would incorporate Vicon's Fantasia product line of decorative fiber optics lamps into its marketing programs.

   As of December 31, 1999, AEG has sustained significant losses and has a significant deficit. In January of 2000, the Company sold off its internet and direct response marketing subsidiary. The Company has, therefore, determined that the value of its investment is $-0-.



















                               F-25
                             Page 32 of 39 Pages

Item 8.  Disagreements with Accountants on Accounting and Financial
Disclosure

None.


                                  PART III


Item 9.  Directors and Executive Officers


Leonard Scrivo, Age 62: Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969.

Les Wasser, Age 56: Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990.

Michael Scrivo, Age 34: Director, Vice-President Operations. Director since April 23, 1998. Employed by the Company since 1988. Son of Leonard Scrivo.

Allan Borkowski, Age 59: Director since April 23, 1998. Business and financial consultant for more than the past five years. Principal stockholder and President of ASB Consultants, Inc. a privately held business consulting firm. Since June, 1982 he has been Chairman and Chief Executive Officer of Optivest Technologies Corp., a privately held business development company. Formerly, Chairman of the Board of Selvac Corp. through June 1996 and Director of Mehl/Biophile International Corp. until February 1997.

Robert J. Figliozzi, Age 62: Director since April 23, 1998. Executive Vice President of Mehl/ Biophile International Corp. from April 1997 to July 1998. >From August 1994 to April 1997, Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. Prior thereto, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange

Michael J. Funke, Age 56: Director since April 23, 1998. Editor/Publisher of the MJF/Ruta Financial Newsletter. Private investment consultant and financial advisor since 1992. Consultant to the Company since July 1996. Employed 1967-1992 by IBM in numerous management and consulting positions. MBA from The Wharton School.

Thomas E. Furey, Jr. Age 59: Director since April 23, 1998. Employed by IBM since 1963. Presently worldwide general manager for technology development, architecture and implementation for the Olympic Games. Prior to this position he was general manager of IBM's Worldwide Network Computing Solutions Unit and has been a leader in the development of IBM's most advanced hardware and software systems.





                             Page 33 of 39 Pages

Kenneth Zimmerman, Age 48: Director since April 23, 1998. Founder and Chief Executive Officer, President and sole stockholder of Kenar Enterprises, Ltd., a privately held women's apparel manufacturer and retailer for the past twenty-one years, which has declared bankruptcy. Director of Chic by H.I.S., Inc. listed on the New York Stock Exchange.

Zachary Liebman, Age 40: Director. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Liebman is a Managing Director in Crestwood Capital Group Corp., which is a consulting firm in assisting emerging growth companies in raising capital, management placements and marketing strategies. Mr. Liebman is a partner in Arthur Miller's Talent Management, Inc., an agency dealing with casting for industrial films and movies.

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

                                           Annual   Long-Term Incentive
                                     Compensation          Plans
                                                      Restricted Stock
Name and Principal Position    Year   Total $ (1)   Shares(#)  Options(#)
Leonard Scrivo                 1999      $109,000           0            0
President, CEO                 1998       116,192      75,000      150,000
Chairman of the Board          1997       101,481           0            0





                             Page 34 of 39 Pages

A.   Option grants in last fiscal year for named executive officers:None

B.   Options exercised during the last fiscal year:  None.

C.   Fiscal year end option values for named executive officers:

                                Unexercised Value of Unexcercised in-
Name                            Options (#) the-money Options ($)
Leonard Scrivo                      200,000           $137,000


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



Item 11.  Security Ownership and Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:



                             Page 35 of 39 Pages

Name                        Number of       Approximate % of
                          Shares Owned     Outstanding Shares


Leonard Scrivo              1,042,978                     12.0%

Les Wasser                    130,000                      1.5%

Michael Scrivo (1)            155,000                      1.8%

Allan Borkowski (2)(3)        241,000                      2.8%
Robert Figliozzi (2)                0                        0%
Michael J. Funke (4)           30,100                      0.3%

Thomas E. Furey, Jr. (1)       20,000                      0.2%

Kenneth Zimmerman (1)               0                        0%

Zachary Liebman (6)                 0                        0%

Barry Hawk (6)                      0                        0%

Directors and Executive     1,619,078                     18.7%
Officers as a group
(1)(2)(3)(4)(5)

Donald J. Unger               980,000                     11.3%

Joseph Cooper                 557,478                      6.4%

*    less than 1%

(1) Does not include warrants currently exercisable to purchase 150,000 shares of common stock.

(2) Does not include warrants exercisable to purchase 300,000 shares of common stock at $1.00 per share.

(3)  Includes 80,000 shares owned by members of his family in which Mr.
     Borkowski disclaims any beneficial interest.

(4) Does not include warrants exercisable to purchase 325,000 shares of common stock.

(5)  Includes 200,000 shares owned by members of his family in which Mr.
     Unger disclaims any beneficial interest.

(6) Does not include warrants exercisable to purchase 125,000 shares of common stock at $1.00 per share.

                             Page 36 of 39 Pages


Item 12.  Certain Relationships and Related Transactions: None

                                   PART IV


Item 13.  Exhibits and Reports on Form 8-K
     None.

(a)(1)  Financial Statements

    The following statements of Vicon Fiber Optics Corp. are included in Part
II, Item 7:

                                                  Page
Audit Report of Sheft Kahn & Company LLP            10
Financial Statements:
Balance Sheet - December 31, 1999                11-12
Statements of Operations - Years ended
December 31, 1999 and 1998                          13
Statements of Shareholders Equity -
Years ended December 31, 1999 and 1998              14
Statements of Cash Flows - Years ended
December 31, 1999 and 1998                          15
Notes to Financial Statements                    16-32

(a)  Form 8-K filed July 17, 1998 incorporated herein by reference.

(b)  Exhibits















                             Page 37 of 39 Pages

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
























                             Page 38 of 39 Pages

                                 SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VICON FIBER OPTICS CORP.




                                                    By /s/Leonard Scrivo_____
                                                    Leonard Scrivo, President


                             Date  April  , 2000



In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/Leonard Scrivo        President (Chief         April  , 2000
LEONARD SCRIVO           Executive Officer),
                         Treasurer and Director

/s/Les Wasser            Director
LES WASSER               Secretary, Controller

/s/Michael Scrivo        Director, Vice-
MICHAEL SCRIVO           President Operations

/s/Zachary Liebman       Director
Zachary Liebman

/s/ Robert J. Figliozzi  Director
ROBERT J. FIGLIOZZI

/s/ Michael J. Funke     Director
MICHAEL J. FUNKE


                             Page 39 of 39 Pages