Form 10QSB
period 2000-03-30
VICON FIBER OPTICS CORP
filed 2000-05-24
CIK 718396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Common Stock, $.01 par value, 8,679,069 Shares outstanding at March 31, 2000.

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                March 31, 2000

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                MARCH 31, 2000





                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of March 31, 2000
and December 31, 1999                                             1-2

Statements of Operations For the Three
Months Ended March 31, 2000 and 1999                                3

Statements of Cash Flows For the Three
Months Ended March 31, 2000 and 1999                              4-5

Notes to Financial Statements                                     5-6

Item 2.  Management's Discussion and Analysis
Of Financial Condition and Results of Operations                  6-7

PART II                                                             7

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET



                                    ASSETS

                                          March 31, 2000  Dec. 31, 1999
                                           (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                       $534,870        $354,379
Accounts receivable - net of
allowance for uncollectible accounts             511,334         652,971
Inventories (Note 2)                           1,287,872       1,356,276
Prepaid expenses and other current                89,761          98,026
assets
Deferred income taxes (Note 6)                 ___50,184          51,626
Total Current Assets                           2,474,021       2,513,278

PROPERTY, PLANT AND EQUIPMENT -
 Net of accumulated depreciation and
 Amortization                                    368,925         383,625

OTHER ASSETS:
Excess of cost over net assets of
business                                         257,587         260,607
Acquired
Deposits                                           4,487           4,487
Investment in joint venture                       26,515          26,515
Cash surrender value of life insurance           100,149          96,027
contract
Total Other Assets                               388,738         387,636

TOTAL ASSETS                                  $3,231,684      $3,284,539

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             MARCH 31, 2000  DEC. 31, 1999
                                              (UNAUDITED)

CURRENT LIABILITIES:
Accounts payable and accrued expenses              $191,328        $174,327
Income taxes payable                                 39,124          62,036
Current portion of long-term debt                    78,598         102,006
Total Current Liabilities                           309,050         338,369

LONG-TERM DEBT                                      346,805         347,492

Deferred income tax payable                          64,138          62,677

TOTAL LIABILITIES                                   719,993         748,538

SHAREHOLDERS' EQUITY:
Common Stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding               86,790          86,790
8,679,069
Additional paid-in capital                        6,139,288       6,139,288
Deficit                                         (3,644,075)     (3,605,702)
Deferred stock incentive                           (70,312)       ( 84,375)

Total shareholders' equity                        2,511,691       2,536,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,231,684      $3,284,539

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 2000          1999
SALES                                            $602,141      $508,221
COST OF GOODS SOLD                                426,550       309,055
GROSS MARGIN                                      175,591       199,166

OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and administrative               211,225       187,242
expenses
Research and development                            2,896         2,267
Interest expense                                   14,431         6,998
Interest income                                   (4,183)       (1,220)

TOTAL OTHER COSTS (INCOME) AND EXPENSES           224,369       195,287

INCOME (LOSS) BEFORE PROVISION FOR INCOME        (48,778)        3,879)
TAXES

PROVISION FOR INCOME TAXES (Note 3)              (10,405)         2,655

NET INCOME (LOSS)                               $(38,373)       $ 1,224

INCOME PER COMMON SHARE:

NET INCOME - BASIC AND DILUTED                        .00           .00

AVERAGE NUMBER OF SHARES USED IN                8,678,969     8,736,499
COMPUTATION

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                    $(38,373)       $ 1,224
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                           17,720        17,620
(Increase) decrease in accounts receivable             141,637       331,070
(Increase) decrease in inventory                        68,404     ( 44,943)
(Increase) decrease in prepaid expenses
  and other current assets                               8,265         9,926
(Increase) decrease in deferred income taxes             1,442         1,175
Increase (decrease) in accounts payable
  and accrued expenses                                  17,001     (281,111)
Increase (decrease)in deferred income taxes              1,461       (  124)
payable
Increase (decrease) in income taxes payable           (22,912)         1,603
Total Adjustments                                      233,018        35,216
Net Cash Provided (Used) By Operating Activities       194,645        36,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                    -      (18,198)
(Increase) in cash surrender value of life             (4,122)       (4,121)
insurance
Net Cash (Used in) Investing Activities                (4,122)      (22,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt                                   -        17,528
Repayment of long-term debt                           (24,095)      (11,422)
Decrease in deferred stock incentive                    14,063        14,062
Net Cash Provided By (Used in) Financing              (10,032)        20,168
Activities

NET INCREASE (DECREASE) IN CASH AND CASH               180,491        34,289
EQUIVALENTS

CASH AND CASH EQUIVALENTS - Beginning                  354,379       254,580

CASH AND CASH EQUIVALENTS - End                       $534,870      $288,869

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             1999         1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
Interest                                       $4,831      $ 6,998

Income taxes                                  $11,340     $      0





                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is:

                       MARCH 31, 2000    DEC. 31, 1999
                         (Unaudited)
Raw materials                 $894,274       $  964,163
Work-in-process                253,555           57,665
Finished goods              ___140,043       ___334,448
                            $1,287,872       $1,335,276


NOTE 3 - INCOME TAXES

Under the provisions of SFAS 109, the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended March 31, 2000 compared to the same period in 1999 increased by $93,920. Management attributes this principally to new orders from dental video customers and growing brand recognition for the Fantasia lamps.

Cost of Sales

Cost of sales for the three months ended March 31, 2000 increased to 71% as compared to 61% for the same period in 1999. Management attributes this to market driven decreases in sales pricing of the Fantasia lamp products and extraordinarily high delivery costs of lamps from China that had to be shipped by air as a result of production delays.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $211,225 from $187,242 for the three months ended March 31, 1999. Management attributes this to increased marketing and administrative expenses.

Financial Condition of the Company

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                       March 31, 2000    December 31,
                                             1999
                         (Unaudited)
Working Capital             $2,164,971       $2,174,909

Current ratio                8.01 to 1        7.43 to 1

Shareholders' Equity       $ 2,511,691       $2,536,001



PART II
Items 1-5 not applicable.
Item 6, Exhibit 11:

                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                       Three Months Ended
                                           March 31,
                                       2000          1999
Basic:
Average shares outstanding            8,679,069     8,679,069
Net effect of dilutive stock
options -
based on the treasury stock                   ,        57,430
method
using average market price

Diluted                               8,679,069     8,736,499

Net Income                            $(38,373)       $ 1,224

Per share amount - basic and               $.00          $.00
diluted

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           VICON FIBER OPTICS CORP.
                                   (Registrant)



Date:   May 24, 2000               /s/Leonard Scrivo
                              LEONARD SCRIVO,
     President and Chief Executive Officer