Form 10QSB
period 2000-06-30
VICON FIBER OPTICS CORP
filed 2000-08-21
CIK 718396

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

          Common Stock, $.01 par value 8,679,069 Shares outstanding at June 30, 2000

                                    PART I


ITEM 1








                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 2000

                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                 JUNE 30, 2000



PART I.  FINANCIAL INFORMATION                         PAGE NO.

Item 1.   Financial Statements

Balance Sheets as of June 30, 2000                     1-2
and December 31, 1999

Statements of Operations For the Three and             3
Six Months Ended June 30, 2000 and 1999

Statements of Cash Flows For the Six Months            4
Ended June 30, 2000 and 1999

Notes to Financial Statements                          5

Item 2.  Management's Discussion and Analysis          6
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        7

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS

                                    ASSETS


                                     JUNE 30, 2000    DECEMBER 31,
                                      (UNAUDITED)         1999
CURRENT ASSETS:

Cash and cash equivalents                   $378,651        $354,379
Accounts receivable - net of                 471,737         652,971
allowance for doubtful accounts
Inventories (Note 2)                         719,189       1,356,276
Prepaid expenses and other current            24,750          32,643
assets
Income tax refunds receivable                151,495          65,383
Deferred income taxes                        200,890          51,626
                                          ----------      ----------
Total Current Assets                       1,946,712       2,513,278
                                          ----------      ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                             354,225         383,625
                                          ----------      ----------

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                          254,567         260,607
Deposits                                       4,487           4,487
Investment in joint venture                       --          26,515
Cash surrender value of life
insurance contract                           101,287          96,027
                                          ----------      ----------
Total Other Assets                           360,341         387,636
                                          ----------      ----------

TOTAL ASSETS:                              2,661,278      $3,284,539
                                          ==========      ==========

                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          JUNE 30, 2000      DECEMBER 31,
                                           (UNAUDITED)           1999
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $199,821         $174,327
Income taxes payable                                    --           62,036
Current portion of long-term debt                   78,170          102,006
                                               -----------       ----------
Total Current Liabilities                          277,991          338,369

LONG-TERM DEBT                                     344,498          347,492

Deferred income tax payable                         52,671           62,677
                                               -----------       ----------

TOTAL LIABILITIES                                  675,160          748,538
                                               -----------       ----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding              86,790           86,790
8,679,069 shares
Additional paid-in capital                       6,139,288        6,139,288
Deficit                                        (4,183,710)      (3,605,702)
Deferred stock incentive                          (56,250)         (84,375)
                                                ----------       ----------

Total Shareholders' Equity                       1,986,118        2,536,001
                                                 ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS'             $2,661,278       $3,284,539
EQUITY
                                                ==========       ==========





                       See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30                 JUNE 30

                                  2000        1999        2000        1999
REVENUE
Sales                             $571,515    $498,149  $1,173,656  $1,006,370
Interest Income                      4,450       1,226       8,633       2,446
TOTAL REVENUE                      575,965     499,375   1,182,289   1,008,816

COSTS AND EXPENSES:
Cost of goods sold                 484,221     302,930     910,771     611,985
Writedown of subnormal             551,811                 551,811
inventory
Selling, general and               227,291     180,600     438,516     367,842
administrative expenses
Research and development             2,896           -       5,792       2,267
Interest expense                    23,879       6,715      38,310      13,713
Provision for doubtful              32,510          --      32,510          --
accounts
Loss on investment in joint
venture                             26,515          --      26,515          --
                                   -------     -------     -------     -------
TOTAL COSTS AND EXPENSES         1,349,123     186,092   2,004,225     381,379

INCOME (LOSS)BEFORE PROVISION    (773,158)       9,127   (821,936)      13,006
FOR INCOME TAXES                                                 .


PROVISION FOR INCOME TAXES       (233,518)       4,731   (243,923)       7,386
(Note 3)
                                    ------      ------     -------     -------
NET INCOME (LOSS)               $(539,640)      $4,396  $(578,013)      $5,620
                                  ========    ========    ========    ========



INCOME(LOSS) PER COMMON SHARE:     $(0.06)       $0.00     $(0.07)       $0.00


AVERAGE NUMBER OF SHARES USED    8,679,069   9,003,546   8,679,069   8,864,589
IN COMPUTATION




                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                      2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                   $(578,013)       $5,620
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                         35,440       35,240
  (Increase) decrease in accounts receivable           181,234      286,999
  (Increase) decrease in inventory                     637,087     (29,441)
  (Increase) decrease in prepaid expenses and
     other current assets                                7,893        2,326
  (Increase)in income tax refunds receivable          (86,112)           --
  (Increase) decrease in deferred income taxes       (149,264)        1,175
  Increase (decrease) in accounts payable and
     accrued expenses                                   25,494    (404,077)

Increase (decrease) in deferred income taxes
payable                                               (10,006)        1,789
  Increase (decrease) in income taxes payable         (62,036)        4,422
                                                      --------     --------
    Total Adjustments                                  579,730    (101,567)
                                                      --------     --------
Net Cash Provided (Used) By Operating Activities         1,717     (95,947)
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                          --     (18,938)
  Increase in cash surrender value of
    life insurance contract                            (5,260)      (8,243)
  Loss on investment in joint venture                   26,515           --
                                                      --------     --------
Net Cash Provided by (Used In) Investing                21,255     (27,181)
Activities
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                         (50,086)     (42,129)
  Increase in long-term debt                            23,261      317,528
  Decrease in deferred stock incentive                  28,125       28,125
                                                      --------     --------
Net Cash Provided By (used in) Financing
Activities                                               1,300      303,524
                                                      --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             24,272      180,396
CASH AND CASH EQUIVALENTS - Beginning                  354,379      254,580
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS - End                       $378,651     $434,976
                                                      ========     ========

                       See Notes to Financial Statements

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                              SIX MONTHS ENDED
                                                   JUNE 30
                                                  2000      1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                   $30,872   $13,713
                                               -------   -------

    Income taxes                                54,454        --
                                               -------   -------


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference.

NOTE 2 - INVENTORIES
The composition of inventories is:

                            JUNE 30, 2000     DECEMBER 31, 1999
                             (Unaudited)
Raw Materials                       $509,063            $964,163
Work-in-process                       64,850              57,665
Finished goods                       145,276             334,448
                                  ----------            --------
                                    $719,189          $1,356,276
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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales:
     Net sales for the six months ended June 30, 2000 compared to the same period in 1999 increased by $167,286. Management attributes this principally to increased sales of the Company's fiber optic dental video components due to greater demand by the Company's dental customers.



Cost of Goods Sold:
     Cost of goods sold for the six months ended June 30, 2000 was 78%, compared to 61% for the same period in 1999. Management attributes this to increased costs of shipping Fantasia lamps from China by airfreight in order to fulfill customer orders and also to overtime costs required to complete orders for dental customers.

     Writedown of subnormal inventory: During the first half of fiscal year 2000, the company discovered, during production, that approximately $194,000 of glass was defective. While examining more of their inventory, they found it necessary to discard an additional $90,000. Based on the discovery of the large quantity of defective glass, the company revised its reserve for obsolescence calculation resulting in a $267,000 increase. The combination of the aforementioned events has been separately stated on the statement of income under the caption "Writedown of subnormal inventory" so as not to distort the true cost of goods sold.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $432,248 from $367,842 for the same period in 1999. Management attributes this predominantly to increases in professional fees, investor relations fees and trade show expenses.

Financial Condition of the Company:     The Company gauges its liquidity and
financial stability by the measurements as shown in the following table:

                            June 30      December 31
                              2000           1999
                          (Unaudited)
Working capital              $1,668,721     $2,174,909

Current ratio                 7.00 to 1      7.43 to 1

Shareholders' equity         $1,986,118     $2,536,001



PART II
Item 6, Exhibit 11
                           VICON FIBER OPTICS CORP.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    2000        1999        2000        1998

Basic:
  Average shares outstanding       8,679,069   8,679,069   8,679,069   8,529,069
based on the treasury stock
method using average market
price                                     --     324,477          --     185,520
                                   ---------   ---------   ---------   ---------
Diluted                            8,679,069   9,003,546   8,679,069   8,864,589
                                   =========   =========   =========   =========
Net Income (Loss)                 $(539,640)      $4,396  $(578,013)      $5,620
                                   =========   =========   =========   =========
Per share amount - basic and
diluted
                                     $(0.06)       $0.00     $(0.07)       $0.00
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




                           VICON FIBER OPTICS CORP.
                                 (Registrant)


Date:   August 21, 2000       /s/Les Wasser

                                   LES WASSER,
                                   Chief Financial Officer