Form 10KSB/A
period 1999-12-31
VICON FIBER OPTICS CORP
filed 2001-03-19
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-KSB
[X] ANNNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

                                 RESTATED
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Page 1 of 41 Pages

Item 1  Description of Business

General

Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and currently derives the majority of its revenue from,(1) the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements, and,(2) the manufacture and sale of decorative lamps utilizing fiber optics for their illumination and color display.

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

Unoriented fiber optic illuminating systems and components have been and currently are the type manufactured and utilized by the Company in its dental and lamp products. Unoriented fiber optic components consist of a bundle or cable of thousands of unoriented glass fibers to conduct, optically, light from a source (the "illuminator") specific area to be illuminated regardless of the curvature or other normal distortion of the fiber cable needed to avoid such obstacles. The use of the fiber optic cable permits the transmission of electricity and without any significant transmission of heat. Accordingly, fiber optic illuminating systems are suitable for providing illumination under circumstances where the absence of heat and electricity is desirable and where the area to be illuminated is relatively inaccessible to conventional means of illumination, such as in dentistry.

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

The Company's Current Fiber Optic Dental Products

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


Manufacturing in China


The Company manufactures its line of decorative fiber optic lamps in two modern manufacturing facilities in southern China.

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

Investment

On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. ("AEG"), doing business as "Another Universe.com.", at $2.00 per share, for a total of $500,000.00 in cash. As of December 31, 1999, it has been determined that the investment in AEG has become worthless and the Company has taken a one time charge against earnings for the full cost of the investment.


Item 2.  Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately one and one-half year remaining on a three-year lease of space. The building is a two story, modern, fireproof concrete block structure. The aggregate annual rental paid by the Company in 1999 was approximately $90,293.

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

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                              1999           1998
Working Capital            $1,931,320     $1,893,073
Current Ratio                7.4 to 1       3.5 to 1
Shareholders' Equity       $2,270,034     $3,016,852
Net Income (Loss)           ($803,067)       $96,498

The decrease in working capital during 1999 was due to net loss for the year, less expenditures for capital equipment and long-term debt becoming due within one year. Additionally, working capital was decreased by adjustments to inventory (See NOTES 12, 14 and 15 to the financial statements)

The decrease in shareholders' equity during 1999 was due to net loss for the year.



                            Page 7 of 41 Pages

Results of Operations

Year ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the year ended December 31, 1999 as compared to 1998 decreased by 26%. Management attributes this primarily to mergers and acquisitions within the dental video component industry resulting in the Company's major video dental customers substantially reducing their orders.


Cost of sales percentage increased to 82.4% for 1999 compared to 62.3% in 1998. Management attributes this to fixed manufacturing overhead being spread over lower sales volume, a $93,000 increase in the reserve for obsolete inventory, and also due to other inventory adjustments (See Notes 12, 14 and 15 to the financial statements).


Selling, general and administrative expenses decreased to $829,073 in 1999 as compared to $1,037,890 in 1998, a decrease of $208,817. Management attributes this to a general decrease in the costs of marketing and administrative expenses.


Item 7.  Financial Statements



                       VICON FIBER OPTICS CORP.
                         FINANCIAL STATEMENTS
                                (Restated)
                          FORM 10-KSB ITEM 7


                     YEAR ENDED DECEMBER 31, 1999















































                             Page 8 of 41 Pages

          VICON FIBER OPTICS CORP. INDEX TO FINANCIAL STATEMENTS
                                (Restated)
                                                     PAGE

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

Notes to Financial Statements                        F-9 - F-25














                                 F-2
                         Page 9 of 41 Pages

                     INDEPENDENT AUDITORS' REPORT


                                (Restated)


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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles, and after giving effect to the restatements for overstated inventory.

       In our original report, dated March 16, 2000, we expressed an unqualified opinion on such financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

                                         Sheft Kahn & Company LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS

March 16, 2000, except for the Notes, 12, 14 and 15 for which the date is January 26,2001
Jericho, New York
                                         F-3
                            Page 10 of 41 Pages

                         VICON FIBER OPTICS CORP.

                               BALANCE SHEET

                             DECEMBER 31, 1999

                           (RESTATED) (NOTE 14)
                               ASSETS
CURRENT ASSETS:
       Cash and cash equivalents (Note 1)                  $   354,379
       Accounts receivable - Net of allowance for
         uncollectible accounts of $7,500                      652,971
       Inventories (Note 3)                                    974,544
       Prepaid expenses and other current assets                23,603
       Deferred income taxes (Note 6)                          122,606
       Tax refunds receivable                                  105,159

          Total Current Assets                               2,233,262

PROPERTY, PLANT AND EQUIPMENT - Net of
       accumulated depreciation and
       amortization (Note 4)                                   383,625

OTHER ASSETS:
       Excess of cost over net assets of
         businesses acquired                                   260,607
       Deposits                                                  4,487
       Investment in joint venture (Note 9)                         0
       Cash surrender value of life insurance contract          96,027
       Investment (Note 13)                                          0

         Total Other Assets                                    361,121

         TOTAL ASSETS                                       $2,978,008

See accompanying Notes to Financial Statements.
                                    F-4
                            Page 11 of 41 Pages

                         VICON FIBER OPTICS CORP.

                               BALANCE SHEET

                             DECEMBER 31, 1999
                                 (RESTATED)



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt (Note 5)          $   102,006
      Accounts payable and accrued expenses                   174,327
      Income taxes payable (Note 6)                            25,609

         Total Current Liabilities                            301,942

LONG-TERM DEBT (Note 5)                                       347,492

Deferred income taxes payable (Note 6)                         62,877

         Total Liabilities                                    707,974

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
      Common stock - authorized 20,000,000 shares,
       $.01 par value, issued and outstanding
       8,679,069 shares                                        86,790
      Additional paid-in capital                            6,139,288
      Deficit                                            (  3,871,669)
      Deferred stock incentive (Note 8)                  (     84,375)

         Total Shareholders' Equity                         2,270,034

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $2,978,008



See accompanying Notes to Financial Statements.

                                    F-5
                            Page 12 of 41 Pages

                         VICON FIBER OPTICS CORP.

                     STATEMENTS OF INCOME (Restated)

                     FOR THE YEARS ENDED DECEMBER 31,


                                                     1999        1998
SALES                                             $2,475,032  $3,348,149

COST OF GOODS SOLD                                 2,039,946   2,087,380

       GROSS MARGIN                                  435,086   1,260,769

OPERATING EXPENSES:
      Selling, general and administrative expenses
             (Note 12)                               829,073   1,037,890
      Research and development                        32,335      56,136

       TOTAL OPERATING EXPENSES                      861,408   1,094,026

       INCOME (LOSS) FROM OPERATIONS              (  426,322)    166,743

OTHER INCOME (EXPENSES)
      Interest expense                            (   38,065) (   38,872)
      Interest income                                 11,132      20,585
      Loss on worthlessness of investment         (  500,000)       -

       TOTAL OTHER INCOME (EXPENSES)              (  526,933) (   18,287)

       INCOME (LOSS) BEFORE PROVISION
         FOR INCOME TAXES                         (  953,255)    148,456


PROVISION FOR INCOME TAXES (Note 6)               (  150,188)     51,958

       NET INCOME (LOSS)                          ($ 803,067)  $  96,498

INCOME (LOSS) PER COMMON SHARE:
       BASIC AND DILUTED                          ($     .09)  $     .01


AVERAGE NUMBER OF SHARES USED
      IN COMPUTATION:
       BASIC                                       8,679,069   8,600,476
       DILUTED                                     8,679,069   8,891,488

See accompanying Notes to Financial Statements.

                                    F-6
                            Page 13 of 41 Pages

                            VICON FIBER OPTICS CORP.

               STATEMENTS OF SHAREHOLDERS' EQUITY (Restated)

                 FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                   (NOTE 14)








                                   TOTAL
                                  ADDITIONAL              DEFERRED     SHARE-
                         COMMON    PAID-IN                 STOCK      HOLDERS'
                          STOCK    CAPITAL    DEFICIT     INCENTIVE    EQUITY

Balance - January 1,
  1998                   $85,290  $5,972,038 ($3,091,821)$     -      $2,965,507

Prior Period Adjustment                      (    73,279)                (73,279)

(NOTE 14)

Balance-January 1,1998    85,290   5,972,038  (3,165,100)       -      2,892,228

(Restated)

Net Income(Restated)         -         -          96,498       -          96,498

Issuance of Common Stock   1,500     167,250        -     ( 140,625)      28,125

Balance - December 31,
  1998                    86,790   6,139,288 ( 3,068,802) ( 140,625)   3,106,851
Net (Loss)(Restated)        -          -     (   803,067)      -        (803,067)

Amortization of stock
  incentive                 -          -            -        56,250       56,250

Balance - December 31,
  1999                    86,790  $6,139,288 ($3,871,669)  ($84,375)  $2,270,034



See accompanying Notes to Financial Statements.




                                    F-7
                            Page 14 of 41 Pages

                         VICON FIBER OPTICS CORP.

                        STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31,
                             (Note 14)
                                                     1999         1998
                                                  (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                ($803,067)     $96,498
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   71,214       77,005
      Loss on write-off of investment in
        American Entertainment                       500,000        -
      Decrease in deferred stock incentive            56,250       28,125
      (Increase) decrease in accounts receivable     123,567      203,545
      (Increase) in inventory                        513,356    ( 292,210)
      (Increase) decrease in prepaid expenses
       and other current assets                        1,414    (   5,983)
      (Increase) decrease in deferred income taxes (  31,765)   (  11,324)
      (Decrease) increase in accounts payable and
       accrued expenses                            ( 391,684)     203,916
      Increase (decrease) in income taxes payable  (  63,264)   ( 161,718)
      (Increase) in income tax refunds             ( 105,159)       -
       Total Adjustments                             673,929       41,356
       Net Cash Provided by (Used in) Operating
         Activities                                ( 129,138)     137,854
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of property, plant and equipment        (  17,497)   (  77,221)
  (Increase) in cash surrender value of life insurance
    contract                                       (  18,592)   (  16,671)
  Investment in American Entertainment               -          ( 500,000)
       Net Cash Provided by (Used in) Investing
       Activities                                    (36,089)   ( 593,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                      (  85,374)   ( 123,551)
  Increase in long-term debt                         350,400         -
      Net Cash Provided by (Used in) Financing
      Activities                                     265,026    ( 123,551)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                99,799    ( 579,589)

CASH AND CASH EQUIVALENTS - Beginning                254,580      834,169

CASH AND CASH EQUIVALENTS - End                     $354,379     $254,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                       $  38,065   $   38,872
    Income taxes                                   $  50,000   $  225,000

See accompanying Notes to Financial Statements.

                                    F-8
                            Page 15 of 41 Pages

                         VICON FIBER OPTICS CORP.

                         STATEMENTS OF CASH FLOWS

                                (Restated)

     SUPPLEMENTAL SCHEDULE ON NONCASH INVENTORY AND FINANCING ACTIVITY



Year Ended December 31, 1998:



During 1998, the Company issued an aggregate of 150,000 shares of restricted common stock to five key employees. The value of the stock, deemed to be deferred compensation was to be recognized over three years. The transaction was recorded as follows:

(Increase in common sstock           ($  1,500)


(Increase) in paid-in capital        ( 167,250)


Increase in deferred stock incentive   168,750


                                      $  -0-

                            Page 16 of 41 Pages

                         VICON FIBER OPTICS CORP.

                       NOTES TO FINANCIAL STATEMENTS

                                (Restated)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

         Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and derives the majority of its revenues from (1) the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements, and (2) the manufacture and sale of decorative lamps utilizing fiber optics for illumination.

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

                                    F-9
                            Page 17 of 41 Pages

                         VICON FIBER OPTICS CORP.
                      NOTES TO FINANCIAL STATEMENTS
                                (Restated)

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




                                (Restated)

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

NOTE 3 - INVENTORIES

         The composition of inventories at December 31, 1999 is as follows:


         Raw materials                                        $   582,431
         Work-in-process                                           57,665
         Finished goods                                           334,448
                                                               $  974,544


                                   F-11
                            Page 19 of 41 Pages

                     VICON FIBER OPTICS CORP.

                  NOTES TO FINANCIAL STATEMENTS





                                (Restated)





NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1999 is summarized as follows:
                                                           Estimated
                                                            Useful
                                                             Life

         Machinery and equipment             $491,426     3-10 years
         Furniture, fixtures and
          office equipment                    134,023     2-10 years
         Leasehold improvements               362,292     Useful Life or
                                                          Lease term,
                                                          whichever is
                                                          shorter
                                              987,741
         Accumulated depreciation
          and amortization                    604,116

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
                                                      $347,492

     (A)        Note payable - Textron represents a five-year note for the purchase of equipment. The note bears interest at 14.349% and will be paid at the rate of $411 per month. Certain machinery is pledged as collateral pursuant to this note.


                                   F-12
                            Page 20 of 41 Pages

                        VICON FIBER OPTICS CORP.
                     NOTES TO FINANCIAL STATEMENTS

                                (Restated)

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
                                                                $449,498


            In December 1994 the Company established a credit facility with Marine Midland Bank. Effective September 1998, the Credit Facility was increased to $2,000,000, the line of credit will maintain a sublimit of $1,000,000 to be used for direct debt drawdowns and $300,000 sublimit to be used for standby Letters of Credit. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an investment account maintained with the bank. In

                                   F-13

                         VICON FIBER OPTICS CORP.

                       NOTES TO FINANCIAL STATEMENTS

                                (Restated)

            addition, for all amounts to be borrowed in excess of 80% of the value of this account, the bank will require a UCC filing which grants the bank a first priority interest in the accounts receivable and inventory of the borrower. As of December 31,1999, the bank had filed a UCC which placed a lien on virtually all of the Company's assets (excluding fixed assets). The line allows for advances to the extent of 70% of the Company's accounts receivable, and 40% of their inventory value. At December 31, 1999, the Company had $2,000,000 unused lines of credit to be drawn as needed.

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

         Deferred income taxes consist of the following at December 31, 1999:


         Temporary differences arising from the following:


                                                Classified As
Type                  Amount    Deferred Tax Short term Assets Long Term
Liability
Depreciation         $173,844     ($58,540)     $    -           ($58,540)
Reserve for bad debts    7,500       2,704         2,704               -
Section 263A costs      85,000      30,646        30,646               -
Obsolete inventory     247,563      89,256        89,256               -
                                   $64,066      $122,606         ($58,540)

                                   F-14

                         VICON FIBER OPTICS CORP.

                      NOTES TO FINANCIAL STATEMENTS

                                (Restated)

NOTE 6 - INCOME TAXES (Continued)

         The provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                                  1999      1998
               Current - Federal               ( $105,159) $ 65,842
               Current - State                 (    1,580)   11,770
               Adjustment                      (   11,684)  (14,330)
                 Total Current                 (  118,423)   63,282

                 Total Deferred                 (  31,765)  (11,324)

                   Total                       ($ 150,188) $ 51,958

         A reconciliation of income tax (benefit) expense computed at statutory rates to above amounts at effective rates is as follows:

                                               1999                 1998
         Income tax expense at
           statutory rates                   ($324,107)           $ 41,148
         State and local, net of
           federal benefit                   ( 33,124 )              4,768
         Non-deductible expenses
          and over-under accrual               238,808              17,366

         Current Income tax expense at
           effective rates                   ($118,423)           $ 63,282

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

                                (Restated)





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

         Employment Agreement(See Notes 14 and 15)
         The Company has entered into an employment contract with its President/Chief Executive Officer through 2003, providing for base salary equal to his current base salary with annual cost of living adjustments.

NOTE 8 - STOCK OPTION PLAN (See Notes 14 and 15)

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

                                   F-16
                            Page 24 of 41 Pages

                     VICON FIBER OPTICS CORP.
                  NOTES TO FINANCIAL STATEMENTS
                                (Restated)

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

         During 1998, the Company issued an aggregate of 150,000 shares of common stock to five key employees. The Company accounted for the issuance of restricted stock with an estimated fair value of $168,750 by recording as current compensation of $28,125 and deferred compensation of $140,625 to be recognized over the three year restriction on the stock.
                                   F-17
                            Page 25 of 39 Pages

                          VICON FIBER OPTICS CORP.
                       NOTES TO FINANCIAL STATEMENTS
                                (Restated)

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

                         VICON FIBER OPTICS CORP.
                       NOTES TO FINANCIAL STATEMENTS
                                (Restated)
NOTE 8 - STOCK OPTION PLAN (CONTINUED)

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

   In April 1999, five year warrants to purchase 700,000 shares of common stock at $1.00 per share were issued to the following: Zackary Liebman and Barry Hawk - 125,000 each, Allan Borkowski and Robert Figliozzi - 100,000 each, James Leonard, Michael Scrivo, Michael Funke, Thomas Furey, Jr., and Kenneth Zimmerman - 50,000 each.
                                   F-19
                            Page 27 of 39 Pages

                         VICON FIBER OPTICS CORP.
                       NOTES TO FINANCIAL STATEMENTS
                                (Restated)


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



                                   F-20
                             Page 28 of 41 Pages

                         VICON FIBER OPTICS CORP.
                       NOTES TO FINANCIAL STATEMENTS
                                (Restated)

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

                             1999                      1998
                   As Reported  Pro Forma    As Reported  Pro Forma
   Net income     ($803,067)  ($2,077,076)     $96,498   ($545,296)

   Diluted earnings
     per share        ($.09)        ($.24)         $.01       ($.06)

    The above pro forma amounts, for purposes of SFAS No. 123, reflects the portion of the estimated fair value of awards earned in 1999 and 1998. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options). The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.




                                   F-21
                             Page 29 of 41 Pages

                         VICON FIBER OPTICS CORP.

                       NOTES TO FINANCIAL STATEMENTS


                                (Restated)


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




                                   F-22
                             Page 30 of 41 Pages

                         VICON FIBER OPTICS CORP.

                       NOTES TO FINANCIAL STATEMENTS


                                (Restated)


NOTE 9 - JOINT VENTURE AGREEMENT

     On March 17, 1992, the Company entered into a joint venture agreement with China Anshan Television Broadcasting Equipment Group Company, in accordance with the Foreign Joint Venture Enterprise Ordinance of the People's Republic of China and other related statutes. The Company has a 25% interest in the joint venture. The joint venture company, Anshan Vicon Fiber Optic Products, Ltd., a Chinese corporation located at Anshan, Liao Ning Province, People's Republic of China, will manufacture certain of the Company's products. The manufacturing of these products in China should significantly reduce the cost of these products to Vicon. During 1993, Vicon effected a technology transfer to the joint venture company in China. The manufacturing facility in China was effectively abandoned in 1997, and the Company wrote off its investment accordingly.

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

                                (Restated)

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

   The Company invests its excess cash in deposits with HSBC Bank. The investment generally matures within six months and; therefore, is subject to little risk. The Company has not incurred losses related to this investment. As at December 31, 1999, $283,644 was invested at an interest rate that varies daily. Deposits with HSBC Bank are insured under the FDIC for up to $500,000.

NOTE 12 - SEC Inquiry and UCC OBLIGATION

   In early October, 2000, present management notified the Northeast Regional office of the Securities and Exchange Commission ("NRO") of suspected discrepancies and/or irregularities in prior financial statements, filed by prior management. By letter dated October 19,2000, and in response to such notification, the NRO confirmed that it had initiated an informal inquiry into alleged inventory discrepancies and unauthorized payments to certain prior officers of the Company.

   In connection with the above, the Company concluded that included as expenses in the financial statements for the 12 month periods ended December 31, 1999, and December 31, 1998, were approximately $101,000 and $85,000, respectively, in payments recorded as expenses or expense reimbursements to, or for the benefit of certain former officers of the Company. The minutes of the Board of Directors do not reflect any approval by the Board for these payments. Because of the preliminary nature of this matter, counsel is unable to express any opinion as to the probable outcome thereof.

                               F-24
                            Page 32 of 41 Pages

                         VICON FIBER OPTICS CORP.

                       NOTES TO FINANCIAL STATEMENTS

                                (Restated)


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


NOTE 13 - INVESTMENT IN AMERICAN ENTERTAINMENT GROUP, INC.

   On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. ("AEG") at $2.00 per share for a total of $500,000 in cash. AEG does business as "Another Universe" through two subsidiaries. One operates six retail stores and the other is an internet retailer and direct response marketer of entertainment-themed collectibles, licensed products and gifts. It was anticipated that Another Universe would incorporate Vicon's Fantasia product line of decorative fiber optics lamps into its marketing programs. As of December 31, 1999, AEG has sustained significant losses and has a significant deficit. In January of 2000, the Company sold off its internet and direct response marketing subsidiary. The Company has, therefore, determined that the value of its investment is $-0-.















                                   F-25
                             Page 33 of 41 Pages

                         VICON FIBER OPTICS CORP.

                       NOTES TO FINANCIAL STATEMENTS

                                (Restated)

NOTE 14-RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the third quarter of 2000,Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998, and 1997; and as such understated the value of the obsolete inventory by approximately $197,000, $103,000, and $81,000, respectively.

The financial statements also incorrectly reported the status of a joint venture the Company had been involved in, and did not write off the investment of approximately $27,000 due to the abandonment of the project and related equipment as of December 31, 1997.

The accompanying financial statements for 1999 and 1998 have been restated to correct such errors. The effect of the restatements was to decrease net income for 1999 and 1998 by approximately $174,000 and $19,000 or ($.02) and ($.00) per share.

Retained earnings (deficit) at the beginning of 1998 has been decreased by $73,279 to correct such errors in prior years.

NOTE 15  SUBSEQUENT EVENT

During the third quarter of 2000,certain senior management were suspended from Vicon, and certain stock options and restricted stock were terminated.



Item 8.  Disagreements with Accountants on Accounting and Financial
Disclosure

None.


                                   F-26


                            Page 34 of 41 Pages

                                 PART III


Item 9.  Directors and Executive Officers

Leonard Scrivo, Age 62: Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. It should be noted that Leonard Scrivo resigned as an officer, employee, and Board member in July, 2000.

Les Wasser, Age 56: Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990. It should be noted that Mr. Wasser resigned as a Board member in October, 2000, and ceased being an employee of the Company in February, 2001.

Michael Scrivo, Age 34: Director, Vice-President Operations. Director since April 23, 1998. Employed by the Company since 1988. Son of Leonard Scrivo. It should be noted that Michael Scrivo resigned as an officer, employee and Board member in October, 2000.

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

Robert J. Figliozzi, Age 62: Director since April 23, 1998. Executive Vice President of Mehl/ Biophile International Corp. from April 1997 to July 1998. >From August 1994 to April 1997, Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. Prior thereto, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange.

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


                                           Annual   Long-Term Incentive
                                     Compensation          Plans
                                                    Restricted Stock Name
Name and Principal Position    Year   Total $ (1)   Shares(#)  Options(#)
Leonard Scrivo                 1999      $109,000           0            0
President, CEO                 1998       116,192      75,000      150,000
Chairman of the Board          1997       101,481           0            0






                            Page 36 of 41 Pages

A.   Option grants in last fiscal year for named executive officers: None

B.   Options exercised during the last fiscal year:  None.

C.   Fiscal year end option values for named executive officers:

                                Unexercised Value of Unexercised in-
Name                            Options (#) the-money Options ($)
Leonard Scrivo                      200,000           $137,000

Directors' Compensation

No director receives any compensation for attending Board meetings.

Employment Contracts of Named Executive Officers



     An employment agreement was entered into as of April 3, 1998 between the Corporation and Leonard Scrivo for a term of five years, with a provision after a change in control, providing for the payment to Mr. Scrivo of base salary equal to his current base salary, with annual minimum adjustments of 5% plus a percentage equal to increase in the CPI. However, as previously noted on Page 35, Leonard Scrivo resigned as an officer, employee, and Board member of the Company in July, 2000.

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

                            Page 38 of 41 Pages

Item 12.  Certain Relationships and Related Transactions: None


                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K


     On July 26, 2000, the Company filed a Form 8K with the Securities Exchange Commission stating that Leonard Scrivo had resigned from the Company, and that Robert J. Figliozzi had been selected by the Board of Directors to be its acting Chairman. Additionally, it stated that Michael Scrivo had been appointed as the Company's Chief Operating Officer. On October 11, 2000, the Company filed a Form 8K with the Securities and Exchange Commission stating that Company management had uncovered certain financial reporting irregularities affecting the financial statements of the Company for the fiscal years 1999 and 1998. This 8K filing also disclosed that Leonard Scrivo and Michael Scrivo had been suspended from association with the Company as of October 5, 2000, and that Michael Scrivo had resigned from the Company as an officer, employee, and Director on October 6, 2000.

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

(a)  Form 8-K filed July 17, 1998 incorporated herein by reference.






                             Page 39 of 41 Pages

(b)  Exhibits
3.1          Articles of Incorporation, as amended
             (filed as Exhibit 3.1 to Form 10, Registration No. 0-11057, filed on June 13, 1983, and incorporated herein by reference).
3.2          By-laws (filed as Exhibit 3.2 to Form 10, Registration No.
             0-11057, incorporated herein by reference).
4.1          Certificate for Common Stock, $.10 par value (filed as
             Exhibit 4.1 to Form 10, Registration No. 0-11057, incorporated herein by reference).
4.2          Certificate for Convertible Subordinated Notes, due
             December 31, 1986, and Agreement (filed as Exhibit 4.2 to Form 10, Registration No. 0-11057, incorporated herein by reference).
4.3 Warrant to Purchase Common Stock, $.10 par value (expiring December 31, 1986) (filed as Exhibit 4.3 to Form 10, Registration No. 0-11057, incorporated herein by reference).
4.4          Form of 12% Convertible Subordinated Note (filed as Exhibit
             4.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K"), incorporated herein by reference).
4.6 Certificate of Amendment of Certificate of Incorporation to increase the authorized capital stock of the Company to twenty million shares and to change the par value to $.01 per share. (Filed as Exhibit 4.6 to the 1992 Form 10-KSB).

















                            Page 40 of 41 Pages

                                SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VICON FIBER OPTICS CORP.

                                 By /s/Arthur W. Levine
                                 Arthur W. Levine, President


                           Date  March 16, 2001



In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature                Title                        Date

/s/Arthur W. Levine      Director, President, Chief March 16,2001
ARTHUR W. LEVINE         Executive Officer and Chief
                         Financial Officer

/s/Robert J. Figliozzi   Director                   March 16, 2001
ROBERT J. FIGLIOZZI


/s/Allan Borkowski       Director                   March 16, 2001
ALLAN BORKOWSKI

/s/Michael J. Funke      Director                   March 16, 2001
MICHAEL J. FUNKE

/s/Zachary Liebman       Director                   March 16, 2001
ZACHARY LIEBMAN

/s/Kenneth Zimmerman     Director                   March 16, 2001
KENNETH ZIMMERMAN

/s/Thomas Furey          Director                  March 16, 2001
THOMAS FUREY

/s/Barry Hawk            Director                   March 16, 2001
BARRY HAWK


                             Page 41 of 41 Pages