Form 10-Q/A
period 2000-03-31
VICON FIBER OPTICS CORP
filed 2001-05-10
CIK 718396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                  (RESTATED)
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



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   ( )    NO (X)


The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

Common Stock, $.01 par value, 8,604,069 Shares outstanding at  April 15,2001
2000.

                                    PART I


ITEM 1


                           VICON FIBER OPTICS CORP.

                               TABLE OF CONTENTS

                                MARCH 31, 2000
                                   Restated




                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of March 31, 2000
and December 31, 1999                                             1-2

Statements of Operations For the Three
Months Ended March 31, 2000 and 1999                                3

Statements of Cash Flows For the Three
Months Ended March 31, 2000 and 1999                              4-5

Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis
Of Financial Condition and Results of Operations                  7-8

PART II                                                             9

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET
                                   Restated



                                    ASSETS

                                          March 31, 2000   Dec. 31, 1999
                                            (UNAUDITED)
                                             Restated         Restated
CURRENT ASSETS:
Cash and cash equivalents                        $534,870         $354,379
Accounts receivable - net of
allowance for uncollectible accounts of           511,334          652,971
$7,500
Inventories (Note 2)                              893,419          974,544
Tax refunds receivable                            106,391          105,109
Prepaid expenses and other current assets          13,603           23,603
Deferred income taxes                             118,587          122,606
Total Current Assets                             2,178204        2,233,262

PROPERTY, PLANT AND EQUIPMENT -
 Net of accumulated depreciation and
   Amortization of $618,816 and $604,116
   Respectively:                                  368,925          383,625

OTHER ASSETS:
Excess of cost over net assets of
business acquired                                 257,587          260,607
Deposits                                            4,487            4,487
Cash surrender value of life insurance            100,149           96,027
contract
Total Other Assets                                362,223          361,121

TOTAL ASSETS                                   $2,909,352       $2,978,008
See Notes to Financial Statements

                                    Page 1

                           VICON FIBER OPTICS CORP.

                                 BALANCE SHEET
                                   Restated

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             MARCH 31, 2000  DEC. 31, 1999
                                              (UNAUDITED)
                                                Restated        Restated
CURRENT LIABILITIES:
Accounts payable and accrued expenses              $191,328        $174,327
Income taxes payable                                    -0-          25,609
Current portion of long-term debt                    78,598         102,006
Total Current Liabilities                           269,926         301,942

LONG-TERM DEBT                                      346,805         347,492

Deferred income tax payable                          56,583          58,540

TOTAL LIABILITIES                                   673,314         707,974

SHAREHOLDERS' EQUITY:
Common Stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding               86,790          86,790
8,679,069
Additional paid-in capital                        6,139,288       6,139,288
Deficit                                         (3,919,728)     (3,871,669)

Deferred stock incentive                           (70,312)       ( 84,375)

Total shareholders' equity                        2,236,038       2,270,034

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,909,352       2,978,008
See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 2000          1999
                                              (Restated)
SALES                                            $602,141      $508,221
COST OF GOODS SOLD                                439,271       309,055
GROSS MARGIN                                      162,870       199,166

OTHER COSTS (INCOME) AND EXPENSES:
Selling, general and administrative               211,225       187,242
expenses
Research and development                            2,896         2,267
Interest expense                                   14,431         6,998
Interest income                                   (4,183)       (1,220)

TOTAL OTHER COSTS (INCOME) AND EXPENSES           224,369       195,287

INCOME (LOSS) BEFORE PROVISION FOR INCOME        (61,499)         3,879
TAXES

PROVISION FOR INCOME TAXES (Note 3)              (13,440)         2,655

NET INCOME (LOSS)                               $(48,059)       $ 1,224

INCOME PER COMMON SHARE:                           (0.01)          0.00

AVERAGE NUMBER OF SHARES USED IN
COMPUTATION
BASIC                                           8,679,069     8,736,499
DILUTED                                         8,679,069     8,736,499


                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:               (Restated)
Net Income (Loss)                                    $(48,059)       $ 1,224
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                           17,720        17,620
(Increase) decrease in accounts receivable             141,637       331,070
(Increase) decrease in inventory                        81,125     ( 44,943)
(Increase) decrease in prepaid expenses
  and other current assets                              10,000         9,926
(Increase) decrease in deferred income taxes             4,019         1,175
Increase (decrease) in accounts payable
  and accrued expenses                                  17,001     (281,111)
Increase (decrease)in deferred income taxes             (1957)       (  124)
payable
Increase (decrease) in income taxes payable           (26,841)         1,603
Total Adjustments                                      242,704        35,216
Net Cash Provided By Operating Activities              194,645        36,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                    -      (18,198)
(Increase) in cash surrender value of life             (4,122)       (4,121)
insurance
Net Cash Used in Investing Activities                  (4,122)      (22,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt                                   -        17,528
Repayment of long-term debt                           (24,095)      (11,422)
Decrease in deferred stock incentive                    14,063        14,062
Net Cash Provided By (Used in) Financing              (10,032)        20,168
Activities

NET INCREASE IN CASH AND CASH EQUIVALENTS              180,491        34,289

CASH AND CASH EQUIVALENTS - Beginning                  354,379       254,580

CASH AND CASH EQUIVALENTS - End                       $534,870      $388,869

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)
                                   Restated


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             2000         1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW       (Restated)
INFORMATION:

Cash paid during the period for:
Interest                                    $4,183       $ 6,998

Income taxes                                $11,340       $ -0-
See Notes To Financial Statements

                           VICON FIBER OPTICS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                   Restated
                                MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited and restated interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's restated financial position as of March 31, 2000 and December 31, 1999 (Restated) and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on restated Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference.

NOTE 2 - RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998, and 1997, and as such understated the value of the obsolete inventory by approximately $197,000, $103,000, and $81,000 respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31,1999, and the Company's form 10QSB for the 3 month periods ended March 31, 2000 and June 30, 2000 have been restated. The effect of these adjustments was an increase in the Company's accumulated deficit at December 31, 1999 of $265,967 and an additional increase in the reserve for obsolescence for the three months ended March 31, 2000 of $12,721.

The net effect on earnings of the restated 10QSB for the period ended March 30, 2000, was an increase in the loss from the previously reported ($38,373) to ($48,059) resulting in a cumulative adjustment to the Company's retained earnings (deficit) of $275,653 as of March 31, 2000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SEC INQUIRY

In early October 2000, present management notified the Northeast Regional Office of the Securities and Exchange Commission ("NRO") of suspected discrepancies and/or irregularities in prior financial statements filed by prior management. By letter dated October 19, 2000, and in response to such notification, the NRO confirmed that it had initiated an informal inquiry into alleged inventory discrepancies and unauthorized payments to certain prior officers of the Company.

RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998, and 1997, and as such understated the value of the obsolete inventory by approximately $197,000, $103,000, and $81,000 respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31,1999, and the Company's form 10QSB for the 3 month periods ended March 31, 2000 and June 30, 2000 have been restated.

The effect on earnings of the restated 10QSB for the period ended March 30, 2000, was an increase in the loss from the previously reported ($38,373) to ($48,059).

Net Sales

Net sales for the three months ended March 31, 2000 compared to the same period in 1999 increased by $93,920. Management attributes this principally to new orders from dental video customers and growing brand recognition for the Fantasia lamps.

Cost of Sales

Cost of sales for the three months ended March 31, 2000 increased to 73% as compared to 61% for the same period in 1999. Management attributes this to market driven decreases in sales pricing of the Fantasia lamp products and extraordinarily high delivery costs of lamps from China that had to be shipped by air as a result of production delays.

In addition, the cost of goods sold was increased by $12,721 due to a re-evaluation of inventory obsolescence (See "Restatement of Previously Filed Financial statements" above).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $211,225 from $187,242 for the three months ended March 31, 1999. Management attributes this to increased marketing and administrative expenses.

In connection with the SEC inquiry, the Company concluded that included as expenses in the financial statements for the 12 month periods ended December 31, 1999 and December 31, 1998 were approximately $101,000 and $85,000, respectively, in payments recorded as expenses or expense reimbursements to, or for the benefit of certain former officers of the Company, as well as $28,000 for the three months ended March 31, 2000. Comparatively, there were approximately $28,000 included in the three month period ending March 31, 1999. The minutes of the Board of Directors do not reflect any approval by the Board for these payments. Because of the preliminary nature of this matter, counsel is unable to express any opinion as to the probable outcome thereof.

Financial Condition of the Company (Restated)

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                       March 31, 2000    March 31,1999
                       (Unaudited and
                         Restated))
Working Capital          $1,908,278       $1,907,028

Current ratio             8.07 to 1        5.12 to 1

Shareholders' Equity     $ 2,236,038      $3,032,138

PART II
Items 1-5 not applicable.
Item 6, Exhibit 11:

COMPUTATION OF EARNINGS PER SHARE
Restated
(UNAUDITED)

                                   Three Months Ended
                                           March 31,
                                            Restated
                                       2000          1999
                                    (Restated)
Basic:
Average shares outstanding          8,679,069     8,679,069
Net effect of dilutive stock
options -
based on the treasury stock             -           57,430
method
using average market price

Diluted                             8,679,069     8,736,499

Net Income                          $(48,059)      $ 1,224

Per share amount - basic and          (0.01)         $.00
diluted

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           VICON FIBER OPTICS CORP.
                                   (Registrant)



Date:   April 23, 2001               /s/Arthur W. Levine
                                        Arthur W. Levine,
                                        President and Chief Executive Officer