Form 10-Q/A
period 2000-06-30
VICON FIBER OPTICS CORP
filed 2001-05-10
CIK 718396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                  (Restated)

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES []    NO [X ]


The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

Common Stock, $.01 par value 8,604,069 Shares outstanding at
April 15, 2001

                                    PART I


ITEM 1

                           VICON FIBER OPTICS CORP.

                             FINANCIAL STATEMENTS
                                  (Restated)

                                  (UNAUDITED)

                                 JUNE 30, 2000

                           VICON FIBER OPTICS CORP.
                                  (Restated)

                               TABLE OF CONTENTS

                                 JUNE 30, 2000





PART I.  FINANCIAL INFORMATION                         PAGE NO.


Item 1.   Financial Statements

Balance Sheets as of June 30, 2000                     1-2
and December 31, 1999

Statements of Operations For the Three and             3
Six Months Ended June 30, 2000 and 1999

Statements of Cash Flows For the Six Months            4-5
Ended June 30, 2000 and 1999

Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis          7-8
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                        9

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS
                                  (Restated)

                                    ASSETS


                                     JUNE 30, 2000    DECEMBER 31,
                                      (UNAUDITED)         1999
                                       (Restated)      (Restated)
CURRENT ASSETS:

Cash and cash equivalents                   $378,651        $354,379
Accounts receivable - net of                 471,737         652,971
allowance for doubtful accounts
Inventories                                  876,547         974,544
Prepaid expenses and other current            24,750          23,603
assets
Income tax refunds receivable                183,621         105,159

Deferred income taxes                        129,127         122,606

Total Current Assets                       2,064,433       2,233,262


PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                             354,225         383,625


OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                          254,567         260,607
Deposits                                       4,487           4,487
Investment in joint venture                       --             -0-
Cash surrender value of life
insurance contract                           101,287          96,027

Total Other Assets                           360,341         361,121


TOTAL ASSETS:                             $2,778,999      $2,978,008

SEE NOTES TO FINANCIAL STATEMENTS

                           VICON FIBER OPTICS CORP.

                                BALANCE SHEETS
                                  (Restated)




                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          JUNE 30, 2000      DECEMBER 31,
                                           (UNAUDITED)           1999
                                            (Restated)        (Restated)
CURRENT LIABILITIES:

Accounts payable and accrued expenses             $199,821         $174,327
Income taxes payable                                                 25,609

Current portion of long-term debt                   78,170          102,006

Total Current Liabilities                          277,991          301,942

LONG-TERM DEBT                                     344,498          347,492

Deferred income tax payable                         54,883           58,540


TOTAL LIABILITIES                                  677,372          707,974


SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000
shares,
$.01 par value, issued and outstanding             86,790       86,790
8,679,069 shares
Additional paid-in capital                      6,139,288     6,139,288
Deficit                                       (4,068,201)    (3,871,669)
Deferred stock incentive                         (56,250)       (84,375)


Total Shareholders' Equity                      2,101,627     2,270,034


TOTAL LIABILITIES AND SHAREHOLDERS'            $2,778,999     $2,978,008
EQUITY

SEE NOTES TO FINANCIAL STATEMENTS

                           VICON FIBER OPTICS CORP.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30                  JUNE 30
                               (Restated)              (Restated)
                                      2000        1999        2000        1999
REVENUE
Sales                             $571,515    $498,149  $1,173,656  $1,006,370
Interest Income                      4,450       1,226       8,633       2,446
TOTAL REVENUE                      575,965     499,375   1,182,289   1,008,816

COST OF GOODS SOLD                 484,221     302,930     923,492     611,985
GROSS MARGIN                        91,744     196,445     258,797     396,831

OPERATING EXPENSES
Selling, general and               227,291     180,600     438,516     367,845
administrative expenses
Research and development             2,896           -       5,792       2,267
Interest expense                    23,879       6,715      38,305      13,713
Bad Debt Expense                    32,510          --      32,510          --

TOTAL OPERATING EXPENSES           286,571     186,092     515,123     383,825

INCOME (LOSS)BEFORE PROVISION    (194,827)       9,127   (256,326)      13,006
FOR INCOME TAXES


PROVISION FOR INCOME TAXES        (46,354)       4,731    (59,794)       7,386

NET INCOME (LOSS)               $(148,473)      $4,396  $(196,532)      $5,620




INCOME(LOSS) PER COMMON SHARE:     $(0.02)       $0.00     $(0.02)       $0.00


AVERAGE NUMBER OF SHARES USED    8,679,069   9,003,546   8,679,069   8,864,589
IN COMPUTATION

SEE NOTES TO FINANCIAL STATEMENTS

                           VICON FIBER OPTICS CORP.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                    Restated
                                                       2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                   $(196,532)       $5,620
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                         35,440       35,240
  (Increase) decrease in accounts receivable           181,234      286,999
  (Increase) decrease in inventory                      97,997     (29,441)
  (Increase) decrease in prepaid expenses and
     other current assets                              (1,147)        2,326
  (Increase)in income tax refunds receivable                             --
  (Increase) decrease in deferred income taxes         (6,521)        1,175
  Increase (decrease) in accounts payable and
     accrued expenses                                   25,494    (404,077)
  Increase (decrease) in deferred income taxes
    payable                                            (3,657)        1,789
  Increase (decrease) in income taxes payable        (104,071)        4,422

    Total Adjustments                                  224,079    (101,567)

Net Cash Provided (Used) By Operating Activities        28,237     (95,947)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                          --     (18,938)
  Increase in cash surrender value of
    life insurance contract                            (5,260)      (8,243)


Net Cash Provided by (Used In) Investing
Activities                                             (5,260)     (27,181)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                         (50,091)     (42,129)
  Increase in long-term debt                            23,261      317,528
  Decrease in deferred stock incentive                  28,125       28,125

Net Cash Provided By Financing Activities
                                                         1,295      303,524

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                        24,272      180,396
CASH AND CASH EQUIVALENTS - Beginning                  354,379      254,580

CASH AND CASH EQUIVALENTS - End                       $378,651     $434,976

                           VICON FIBER OPTICS CORP.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                              SIX MONTHS ENDED
                                                   JUNE 30
                                             Restated
                                               2000      1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Cash paid during the period for:

    Interest                                  $38,305   $13,713


    Income taxes                              54,454      --


                           VICON FIBER OPTICS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Restated)
                                  (UNAUDITED)
                                 JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited and restated interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 (as restated) and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its restated Annual Report on Form 10-KSB for the year ended December 31, 1999 (as restated), which is incorporated herein by reference.

NOTE 2 - RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998, and 1997, and as such, understated the value of the obsolete inventory by approximately $197,000, $103,000, and $81,000 respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31, 1999, and the Company's form 10QSB for the 3 month periods ended March 31, 2000, and June 30, 2000 have been restated. The effect of these adjustments was an increase in the Company's accumulated deficit at December 31, 1999 of $265,967 and an additional increase in the reserve for obsolescence for the six month ended June 30, 2000 of $12,721.

The restating of the Company's form 10QSB for the 3 month period ended June 30, 2000 reflects a change in earnings for this period from the previously reported loss of ($559,000), or ($0.06) a share, to a loss of ($148,473), or ($0.02) a share. The reduction of the loss previously reported for this period was due to the re-allocation of some losses to prior reporting periods, when the losses were actually incurred.

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

RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998, and 1997, and as such, understated the value of the obsolete inventory by approximately $197,000, $103,000, and $81,000 respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31, 1999, and the Company's form 10QSB for the 3 month periods ended March 31, 2000, and June 30, 2000 have been restated.

The restating of the Company's form 10QSB for the 3 month period ended June 30, 2000 reflects a change in earnings for this period from the previously reported loss of ($559,000), or ($0.06) a share, to a loss of ($148,473), or ($0.02) a share. The reduction of the loss previously reported for this period was due to the re-allocation of some losses to prior reporting periods, when the losses were actually incurred.

Net Sales:

     Net sales for the six months ended June 30, 2000 compared to the same period in 1999 increased by $167,286. Management attributes this principally to increased sales of the Company's fiber optic dental video components due to greater demand by the Company's dental customers.

Cost of Goods Sold:

     Cost of goods sold for the six months ended June 30, 2000 was 79%, compared to 61% for the same period in 1999. Management attributes this to increased costs of shipping Fantasia lamps from China by airfreight in order to fulfill customer orders on a timely basis, and also to overtime costs required to complete orders for dental customers.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $438,516 from $367,845 for the same period in 1999. Management attributes this predominantly to increases in professional fees, investor relations fees and trade show expenses.

     In connection with the SEC inquiry, the Company concluded that included as expenses in the financial statements for the 12 month periods ended December 31, 1999 and December 31, 1998 were approximately $101,000 and $85,000, respectively, in payments recorded as expenses or expense reimbursements to, or for the benefit of certain former officers of the Company, as well as $66,000 for the six months ended June 30, 2000. Comparatively, there were approximately $55,000 included in the six month period ending June 30, 1999. The minutes of the Board of Directors do not reflect any approval by the Board for these payments. Because of the preliminary nature of this matter, counsel is unable to express any opinion as to the probable outcome thereof.

Financial Condition of the Company

     The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                          Quarter ended  Quarter ended
                           June 30,2000   June 30,1999
                           (Unaudited)    (Unaudited)
                            (Restated)     (Restated)
Working capital             $1,786,442     $2,209,451

Current ratio               7.43 to 1      7.44 to 1

Shareholders' equity        $2,101,627     $3,050,596

                                    Page 8

PART II
Item 6, Exhibit 11
                           VICON FIBER OPTICS CORP.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    2000        1999        2000        1999
                                 (Restated)              (Restated)
Basic:
  Average shares outstanding       8,679,069   8,679,069   8,679,069 8,529,069
based on the treasury stock
method using average market
price                                     --     324,477          --   185,520

Diluted                            8,679,069   9,003,546   8,679,069 8,864,589

Net Income (Loss)                  $(148,473)     $4,396   $(196,532)   $5,623

Per share amount - basic and
diluted
                                      $(0.02)      $0.00      $(0.02)    $0.00


                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           VICON FIBER OPTICS CORP.
                                 (Registrant)


Date: April 23,2001      /s/Arthur W.Levine

                            Arthur W. Levine,
                            President and Chief Executive Officer