Form 10QSB
period 2000-09-30
VICON FIBER OPTICS CORP
filed 2001-06-15
CIK 718396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]  NO [X]


The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

                  Common Stock, $.01 par value 8,604,069 Shares outstanding at June 1, 2001

                                     PART I


ITEM 1



                            VICON FIBER OPTICS CORP.

                              FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 2000



PART I.  FINANCIAL INFORMATION                                 PAGE NO.
                                                               -------
Item 1.   Financial Statements

Balance Sheets as of September 30, 2000                          1-2
and December 31, 1999 (RESTATED)

Statements of Operations For the Three and                       3
Nine Months Ended September 30, 2000 and 1999

Statements of Cash Flows For the Nine Months                     4
Ended September 30, 2000 and 1999

Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis                    7
of Financial Condition and Results of Operations

PART II

Item 1-5 not applicable, Item 6                                  9

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS


                                           SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                               (UNAUDITED)         RESTATED
                                               -----------         --------
CURRENT ASSETS:

Cash                                           $  339,272         $  354,379
Accounts receivable - net of $7,500
allowance for doubtful accounts                   576,772            652,971
Inventories (Note 2)                              876,542            974,544
Prepaid insurance                                  41,500                -0-
Prepaid expenses                                    1,676             23,603
Tax refunds receivable                            181,820            105,159
Loans and exchanges                                   700                -0-
                                               ----------         ----------
Total Current Assets                            2,018,282          2,233,262
                                               ----------         ----------

PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
and amortization                                  339,527            383,625

OTHER ASSETS:

Excess of cost over net assets of
businesses acquired                               251,547            260,607
Deferred income taxes                             129,127                -0-
Deposits                                            4,487              4,487
Cash surrender value of life insurance
  contract                                          5,382             96,027
Miscellaneous other assets                          2,717                -0-
                                               ----------         ----------
Total Other Assets                                393,260            361,121
                                               ----------         ----------
TOTAL ASSETS:                                  $2,751,069         $2,978,008
                                               ==========         ==========

                        See Notes To Financial Statements

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                               (UNAUDITED)         RESTATED
                                               -----------         --------
CURRENT LIABILITIES:

Accounts payable and accrued expenses          $   261,742       $   174,327
Income taxes payable                                   -0-            25,609
Current portion of long-term debt                   46,616           102,006
                                               -----------       -----------
Total Current Liabilities                          308,358           347,492

LONG-TERM DEBT                                     366,584           347,492
Deferred income tax payable                         54,883            62,877
                                               -----------       -----------
TOTAL LIABILITIES                                  729,825           707,974
                                               -----------       -----------

SHAREHOLDERS' EQUITY:

Common stock - authorized 20,000,000 shares,
$.01 par value, issued and outstanding
8,604,069 shares and 8,679,069 respectively         86,039            86,790
Additional paid-in capital                       6,055,663         6,139,288
Deficit                                         (4,099,364)       (3,871,669)
Deferred stock incentive                           (21,094)          (84,375)
                                               -----------       -----------
Total Shareholders' Equity                       2,021,244         2,270,034
                                               -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,751,069       $ 2,978,008
                                               ===========       ===========


                        See Notes To Financial Statements

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30              SEPTEMBER 30
                                                        ------------              ------------
                                                    2000         1999         2000          1999
                                                    ----         ----         ----          ----
REVENUE
Sales                                             $710,731     $570,044    $1,884,387    $1,576,414
Interest Income                                      4,846        4,319        13,479         6,765
                                                 ---------    ---------    ----------    ----------
TOTAL REVENUE                                      715,577      574,363     1,897,866     1,586,414

Cost of goods sold                                 613,396      349,628     1,536,883       961,613
                                                 ---------    ---------    ----------    ----------
GROSS MARGIN                                       102,181      224,735       360,983       624,801
OPERATING EXPENSES
Selling, general and administrative expenses       180,611      250,808       619,127       614,801
Research and development                             3,698       19,119         9,490        21,386
Interest expense                                    10,441        5,692        48,751        19,405
Provision for doubtful accounts                         --           --        32,510            --
Other                                                1,875        1,875
                                                 ---------    ---------    ----------    ----------
TOTAL COSTS AND EXPENSES                           196,625      275,619       711,753       655,592
Income from Reversal of Employee Stock Grants       63,281       63,281
INCOME (LOSS)BEFORE PROVISION FOR INCOME TAXES     (31,163)     (50,884)     (287,489)      (37,875)


PROVISION (CREDIT) FOR INCOME TAXES (Note 3)            --       (8,353)      (59,794)         (967)
                                                 ---------    ---------    ----------    ----------
NET INCOME (LOSS)                                ($ 31,163)   ($ 42,531)  ($  227,695)  ($   36,908)


INCOME(LOSS) PER COMMON SHARE:                      $(0.00)      ($0.00)       $(0.03)       ($0.00)


AVERAGE NUMBER OF SHARES USED IN COMPUTATION     8,620,736    8,679,069     8,662,402     8,679,069

                        See Notes to Financial Statements

                            VICON FIBER OPTICS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                       ------------
                                                                                    2000           1999
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 ($227,695)   $   5,280
    Income From Reversal of Employee Stock Plan                                      63,281      (42,188)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                      53,158       52,860
  (Increase) decrease in accounts receivable                                         76,199      242,188
  (Increase) decrease in inventory                                                   98,002       59,016
  (Increase) decrease in prepaid expenses and
     other current assets                                                           (22,609)      13,671
  (Increase)in income tax refunds receivable                                        (76,661)
  (Increase) decrease in deferred income taxes                                     (129,127)       1,175
  Increase (decrease) in accounts payable and
     accrued expenses                                                                87,415     (447,202)
  Decrease in deferred income taxes                                                                2,294
    Increase (decrease) in deferred income taxes payable
                                                                                     (7,994)      (4,444)
  Increase (decrease) in income taxes payable                                       (25,609)
                                                                                  ---------    ---------

Net Cash Provided (Used) By Operating Activities                                   (111,640)    (117,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                                                               (18,997)
  Increase(decrease)in cash surrender value of
    life insurance contract                                                          90,643      (12,424)
                                                                                  ---------    ---------

Net Cash Provided (Used in) Investing Activities                                     90,643      (31,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                       (59,558)     (64,504)
  Increase in long-term debt                                                         23,260      352,528
  Decrease in deferred stock incentive                                               42,188       42,188
                                                                                  ---------    ---------

Net Cash Provided By (Used in) Financing Activities                                   5,890      330,212

Net Increase (Decrease) in Cash and Cash Equivalents                                (15,107)     181,441

CASH AND CASH EQUIVALENTS - Beginning                                               354,379      254,580
                                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS - End                                                   $ 339,272    $ 436,021
                                                                                  =========    =========

                       See Notes to Financial Statements

                            VICON FIBER OPTICS CORP.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                             ------------
                                                        2000             1999
                                                        ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest                                           $48,751          $19,405

    Income taxes
                                                       -------          -------


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the company) contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999 (RESTATED) and the results of operations and cash flows for the nine months ended September30, 2000 and 1999.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999(Restated), which is incorporated herein by reference.

NOTE 2 - INVENTORIES The composition of inventories is:

                                         SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                             (UNAUDITED)           RESTATED
                                             -----------           --------

Raw Materials                                 $525,926            $582,431
Work-in-process                                 52,592              57,665
Finished goods                                 298,024             334,448
                                              --------            --------
                                              $876,542            $974,544
                                              ========            ========

NOTE 3 - INCOME TAXES

     Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

NOTE 4 - STOCK OPTION PLAN

     Pursuant to the 1984 Stock Option Plan for Incentive Stock Options and Non-Qualified Options ("THE PLAN"), as set forth in NOTE 8 to the Company's financial statements included in its annual report on form 10KSB for the year ended December 31, 1999 (restated), 75,000 common shares and options for an additional 150,000 common shares granted to an officer were revoked because the officer resigned prior to the vesting period as set forth in the plan.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


SEC Inquiry

In early October, 2000, present management notified the Northeast Regional Office of the Securities and Exchange Commission ("NRO") of suspected discrepancies and/or irregularities in prior financial statements, filed by prior management. By letter dated October 19, 2000, and as a result of such notification, the NRO confirmed that it had initiated an informal inquiry into alleged inventory discrepancies and unauthorized payments to certain prior officers of the Company.

In connection with the above, the Company concluded that included in the financial statements for the 12 month periods ended December 31, 1999, and December 31, 1998, were approximately $101,000 and $85,000, respectively, in payments recorded as expenses or expense reimbursements to, or for the benefit of, certain former officers of the Company. The minutes of the Board of Directors do not reflect any approval by the Board for such payments. Because of the preliminary nature of this matter, counsel is unable to express any opinion as to the probable outcome thereof.

Restatement of Previously Filed Financial Statements

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999, and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999,1998,and 1997, and as such understated the value of the obsolete inventory by approximately $197,000, $103,000, and $81,000 respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31, 1999, and the Company's form 10QSB for the 3 month periods ended March 31, 2000, and June 30, 2000 have been restated.

It should be also noted that the restating of the financial statements mentioned above delayed the Company in filing its form 10QSB for the 3 month and 9 month periods ended September 30, 2000.

Net Sales:

     Net sales for the nine months ended September 30, 2000 compared to the same period in 1999 increased by $307,973. Management attributes this principally to increased sales of the Company's fiber optic dental video components due to greater demand by the Company's dental customers.

Cost of Goods Sold:

     Cost of goods sold for the nine months ended September 30, 2000 was 82%, compared to 61% for the same period in 1999. Management attributes this to increased costs of shipping Fantasia lamps from China by airfreight in order to fulfill customer orders and also to overtime costs required to complete orders for dental customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased slightly to $619,127 from $618,650 for the same period in 1999. Management attributes this predominantly to increases in professional fees, investor relations fees and trade show expenses.

Financial Condition of the Company: The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                                 SEPTEMBER 30       DECEMBER 31
                                                     2000              1999
                                                     ----              ----
                                                  (UNAUDITED)        RESTATED
                                                                     --------

Working capital                                   $1,709,924          $1,931,073

Current ratio                                       6.5 to 1            3.5 to 1

Shareholders' equity                              $2,021,244          $2,270,034


PART II
Item 6, Exhibit 11


                            VICON FIBER OPTICS CORP.
                        COMPUTATION OF EARNINGS PER SHARE
                                   (UNAUDITED)

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------                 ------------
                                           2000        1999            2000          1999
                                           ----        ----            ----          ----
Basic:
  Average shares outstanding            8,620,736     8,679,069      8,662,402      8,679,069
based on the treasury stock                                   *                             *
method using average market price              --                           --
                                       ----------    ----------    -----------    -----------
Diluted                                 8,620,736     8,679,069      8,662,402      8,679,069
                                       ==========    ==========    ===========    ===========
Net Income (Loss)                      ($  31,163)   ($  42,531)   ($  227,695)   ($   36,908)
                                       ==========    ==========    ===========    ===========
Per share amount - basic and diluted
                                       ($    0.00)   $     0.00    ($     0.03)   $      0.00
                                       ==========    ==========    ===========    ===========

* anti-dilutive

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VICON FIBER OPTICS CORP.
                                                     (Registrant)


Date:   June 14, 2001                            /s/ Arthur W. Levine
                                                 --------------------
                                                     ARTHUR W. LEVINE,
                                              President and Chief Executive