Form 10KSB
period 2000-12-31
VICON FIBER OPTICS CORP
filed 2001-07-24
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000


[_] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B, which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for the year ended December 31, 2000:   $2,522,348.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: $2,138,517.

Number of common shares outstanding on December 31, 2000:  8,554,069





                               Page 1 of 63 Pages

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


                               Page 2 of 63 Pages

Company's History in the Dental Field

Fiber optics were first applied to dental instrumentation as external attachments to standard instruments used by dentists, such as the mirror, handpiece (commonly known to the dental patient as the "drill") and evacuator. This type of system was introduced into the dental market simultaneously by four manufacturers; among them the Company. All the systems provide much needed light, however, the external attachments and the multiplicity of cables made them awkward and difficult to use. To remedy this problem, the Company developed two products: (i) handpiece tubing incorporating a fiber optic bundle, thereby eliminating the need for a separate fiber optic cable for the handpiece, and
(ii) coiled fiber optic tubing, which reduced substantially the excess play found in conventional fiber optic tubing previously used with diagnostic instruments. After many years of work with original equipment manufacturers of dental instruments, the Company also developed a suitable design incorporating the Company's fiber optic elements directly into the handpiece, with an ability to be coupled to the remaining components of the Company's system. Prior to 1981 the Company marketed, under its own name and label, its illumination system consisting of an illuminator, fiber optic handpiece tubing and various illuminating instruments such as the mirror, cheek retractor and transilluminator nationally through distributors of dental products. From 1981 to the present, the Company has marketed its illumination systems and fiber optic elements to manufacturers and distributors of dental equipment on a private label, joint venture and original equipment (OEM) basis.

The Company's Current Fiber Optic Dental Products

Currently, the Company manufactures two styles of dental illuminators. One is mounted away from the dental work area. The second consists of two modules with a small light module under a utility tray in the dental work area and a power module mounted away from the work area. The light in both styles of illuminators is air activated when the handpiece or instrument is removed from its console hanger.

Both styles of illuminators are composed of a cooling fan, a rheostat and a high intensity halogen projection lamp that focuses the light onto three fiber optic cables. The light is transmitted through the fiber optic cables in the handpiece tubing that interfaces with the fiber optic element in the handpiece.

Instruments and attachments are illuminated with one fiber optic cable (primary probe), which is interchangeable with a transilluminator (used for the back illumination of teeth), an illuminating mirror, a cheek retractor providing general illumination, and an evacuator clip for illuminating a suction tip.

Decorative Fiber Optics Products

The Company manufactures a line of decorative fiber optic lamps under the trade name "Fantasia Products". The Company commenced production and national sales of the lamps in 1995.

Manufacturing in China

The Company manufactures its line of decorative fiber optic lamps in two modern manufacturing facilities in southern China.


                               Page 3 of 63 Pages

Raw Materials

All components of the Company's fiber optic illuminating systems other than the fiber optic cables, which the Company manufactures with its own equipment, are manufactured for the Company by others and assembled by the Company at its plant. Many of these components (such as the light source and control module) are items inventoried by their manufacturers, and such items or their equivalent are available from several sources. Their respective manufacturers make other components, such as the housing and certain of the instrumentation for these systems, to the Company's plans and specifications. In most cases, the essential tooling for these components is owned by the Company. The Company uses only one source for each of these components, but believes that alternative or supplementary sources can readily be obtained. None of the Company's suppliers is affiliated with the Company and the Company has no contractual relationship with any of them except for purchase orders issued from time to time. The Company believes that an adequate and reliable supply of raw materials is and will continue to be available for the manufacture its products.

Distribution and Sales

During 2000 one customer purchased approximately 13.3% of the Company's products, another customer purchased 10.6% and another two customers purchased 14.9%. The loss of any one or more of these four largest customers by the Company would have a material adverse effect on the Company's business. In 2000, 9.2% of the Company's sales were to foreign customers.

As of December 31, 2000, the Company had a sales backlog of approximately $500,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 1999 the Company had a backlog of approximately $525,000. The Company believes that the decreased backlog is due primarily to the timing of orders from customers.

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

Employees

The Company has 21 full-time employees, of whom two are executives, two are engineers, and one is administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

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


                               Page 4 of 63 Pages

Item 2.  Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor,
New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately ten months remaining on a three-year lease of space. The building is a two story concrete block structure. The aggregate annual rental paid by the Company in 2000 was approximately $93,127.

The Company believes that the facilities currently in use are suitable and adequate for its business.

Item 3.  Legal Proceedings

The Company or its property is not a party or subject to any pending material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                               Page 5 of 63 Pages

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

                                 Bid Prices
                            Low             High
                          --------         -------
      1999
-------------------
First Quarter                11/16         1 3/16
Second Quarter               27/32         1 7/32
Third Quarter                 9/16          27/32
Fourth Quarter               15/32          1 3/4

      2000
-------------------
First Quarter                0.875          1.750
Second Quarter               0.468          1.187
Third Quarter                0.437          1.000
Fourth Quarter               0.160          0.500

Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

     (b) Approximate Number of Equity Security Holders

                                               Approximate Number of Record
         Title of Class                      Holders as of December 31, 2000

         Common Stock, $.01 par value                      1,300

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


                               Page 6 of 63 Pages

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                              2000           1999
                              ----           ----
Working Capital            $1,468,702     $1,931,320
Current Ratio                5.3 to 1       7.4 to 1
Shareholders' Equity       $1,703,196     $2,270,034
Net Loss                    ($501,579)     ($803,067)

The decrease in working capital during 2000 was due to net loss for the year, less, expenditures for capital equipment.

The decrease in shareholders' equity during 2000 was due to net loss for the year.

Results of Operations

Year ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the year ended December 31, 2000 as compared to 1999 increased by 1%.

Cost of sales as a percentage of sales increased to 89.5% for 2000 compared to 82.4% in 1999. Management attributes this to fixed manufacturing overhead being spread over lower sales volume, a $93,000 increase in the reserve for obsolete inventory, and also due to other inventory adjustments (See Notes 12 and 13 of the financial statements).

Selling, general and administrative expenses increased to $858,936 in 2000 as compared to $829,073 in 1999, an increase of $29,863. Management attributes this to a general increase in the costs of marketing and administrative expenses.


                               Page 7 of 63 Pages

Item 7.  Financial Statements

                            VICON FIBER OPTICS CORP.

                              FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7


                          YEAR ENDED DECEMBER 31, 2000


                               Page 8 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                               PAGE
                                                               ----

Independent Auditors' Report                                   F-2


Financial Statements:

      Balance Sheet - December 31, 2000                        F-3, F-4


Financial Statements for the years
      ended December 31, 2000 and 1999:

       Statements of Operations                                F-5
       Statements of Shareholders' Equity                      F-6
       Statements of Cash Flows                                F-7


Notes to Financial Statements                                  F-8, F-22

                               Page 9 of 63 Pages

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

     We have audited the balance sheet of Vicon Fiber Optics Corp. as of December 31, 2000 and the related statement of operations, shareholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vicon Fiber Optics Corp. as of December 31, 1999 were audited by other auditors whose report, dated March 16,2000, expressed an unqualified opinion.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.


                                         Todres & Rubin LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS


Westbury, New York
May 24, 2001

                               Page 10 of 63 Pages

                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents (Note 2)                             $   67,438
       Accounts receivable - Net of allowance for
         uncollectible accounts of $16,775                               394,554
       Inventories (Note 3)                                            1,091,040
       Prepaid expenses                                                    7,155
       Income tax receivable (Note 6)                                    253,219
                                                                      ----------

          Total Current Assets                                         1,813,406
                                                                      ----------


PROPERTY AND EQUIPMENT - Net of accumulated
       depreciation and amortization (Note 4)                            308,110
                                                                      ----------


OTHER ASSETS:
       Excess of cost over net assets of
         businesses acquired                                             248,527
         Deferred income taxes (Note 6)                                   87,910
       Deposits                                                            4,487
                                                                      ----------

         Total Other Assets                                              340,924
                                                                      ----------

         TOTAL ASSETS                                                 $2,462,440
                                                                      ==========


                -See accompanying notes to financial statements-

                               Page 11 of 63 Pages

                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt (Note 5)                    $     3,354

      Accounts payable and accrued expenses                             341,350
                                                                    -----------

         Total Current Liabilities                                      344,704


LONG-TERM DEBT (Note 5)                                                 344,138

Deferred income taxes (Note 6)                                           70,402
                                                                    -----------

         Total Liabilities                                              759,244
                                                                    -----------


COMMITMENTS AND CONTINGENCIES (Note 7)                                     --


SHAREHOLDERS' EQUITY:
      Common stock - authorized 20,000,000 shares,
       $.01 par value, issued and outstanding
       8,554,069 shares                                                  85,540
      Additional paid-in capital                                      5,999,705
      Deficit                                                        (4,373,248)
      Deferred stock incentive (Note 8)                                  (8,801)
                                                                    -----------

         Total Shareholders' Equity                                   1,703,196
                                                                    -----------


       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,462,440
                                                                    ===========


                -See accompanying notes to financial statements-

                               Page 12 of 63 Pages

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999


                                                        2000           1999
                                                     -----------    -----------

SALES                                                $ 2,504,028    $ 2,475,032

COST OF GOODS SOLD                                     2,241,571      2,039,946
                                                     -----------    -----------

       GROSS MARGIN                                      262,457        435,086
                                                     -----------    -----------


OPERATING EXPENSES:
      Selling, general and administrative expenses       858,936        829,073
      Research and development                             1,407         32,335
                                                     -----------    -----------

       TOTAL OPERATING EXPENSES                          860,343        861,408
                                                     -----------    -----------

       LOSS FROM OPERATIONS                             (597,886)      (426,322)
                                                     -----------    -----------


OTHER INCOME (EXPENSES)
      Income from reversal of stock incentive             65,259           --
      Interest expense                                   (59,928)       (38,065)
      Interest income                                     18,320         11,132
      Loss on worthlessness of investment                   --         (500,000)
                                                     -----------    -----------

       TOTAL OTHER INCOME (EXPENSES)                      23,651       (526,933)
                                                     -----------    -----------

       LOSS BEFORE INCOME TAX BENEFIT                   (574,235)      (953,255)


INCOME TAX BENEFIT (Note 6)                               72,656        150,188
                                                     -----------    -----------


       NET LOSS                                      ($  501,579)   ($  803,067)
                                                     ===========    ===========

LOSS PER COMMON SHARE:
       BASIC AND DILUTED                             ($      .06)   ($      .09)
                                                     ===========    ===========

AVERAGE NUMBER OF SHARES USED
      IN COMPUTATION:
       BASIC                                           8,651,985      8,679,069
                                                     ===========    ===========
       DILUTED                                         8,651,985      8,679,069
                                                     ===========    ===========


                -See accompanying notes to financial statements-

                               Page 13 of 63 Pages

                            VICON FIBER OPTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999


                                   TOTAL
                                  ADDITIONAL              DEFERRED     SHARE-
                         COMMON    PAID-IN                 STOCK      HOLDERS'
                           STOCK    CAPITAL    DEFICIT     INCENTIVE    EQUITY
                         -----------    -----------    -----------    -----------    -----------
Balance - January 1,
  1999                   $    86,790    $ 6,139,288    $(3,068,602)   $  (140,625)   $ 3,016,851


Net Loss                        --             --         (803,067)          --         (803,067)

Amortization of Stock
  Incentive                     --             --             --           56,250         56,250
                         -----------    -----------    -----------    -----------    -----------

Balance - December 31,
  1999                        86,790      6,139,288     (3,871,669)       (84,375)     2,270,034


Net Loss                        --             --         (501,579)          --         (501,579)

Reversal of Stock
  Incentive                   (1,250)      (139,583)          --           75,574        (65,259)
                         -----------    -----------    -----------    -----------    -----------

Balance - December 31,
  2000                        85,540    $ 5,999,705    $(4,373,248)   $    (8,801)   $ 1,703,196
                         ===========    ===========    ===========    ===========    ===========


                -See accompanying notes to financial statements-

                               Page 14 of 63 Pages

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999


                                                           2000         1999
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(501,579)   $(803,067)
                                                         ---------    ---------
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                         66,350       71,214
      Decrease in accounts receivable                      258,417      123,567
     (Increase) decrease in inventory                     (116,497)     513,356
      Decrease in prepaid expenses and
       other assets                                         16,448        1,414
     (Increase) in income tax receivable                  (148,060)    (105,159)
      Decrease(increase)in deferred tax asset               34,696      (31,765)
      Increase (decrease) in accounts payable and
       accrued expenses                                    167,023     (391,684)
     (Decrease) in income taxes payable                    (25,609)     (63,264)
      Increase in deferred tax liability                    11,863         --
                                                         ---------    ---------
       Total Adjustments                                   264,631      117,679
                                                         ---------    ---------

   Net cash used for operating
         activities                                       (236,948)    (685,388)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                   21,245      (17,497)
  (Increase) in cash surrender value of life
    insurance contract                                      96,027      (18,592)
  Investment in American Entertainment                        --        500,000
                                                         ---------    ---------

   Net cash provided by investing
         activities                                        117,272      463,911
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (102,006)     (85,374)
  Proceeds from long-term debt                                --        350,400
  Increase in deferred stock incentive                        --         56,250
  Reversal of deferred stock incentive                     (65,259)        --
                                                         ---------    ---------
   Net cash (used for) provided by financing
         activities                                       (167,265)     321,276
                                                         ---------    ---------

NET (DECREASE)INCREASE IN CASH
  AND CASH EQUIVALENTS                                    (286,941)      99,799

CASH AND CASH EQUIVALENTS - Beginning                      354,379      254,580
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - End                          $  67,438    $ 354,379
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                             $  59,928    $  38,065
                                                         =========    =========
    Income taxes                                         $  25,609    $  50,000
                                                         =========    =========


                -See accompanying notes to financial statements-

                               Page 15 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1 - NATURE OF THE BUSINESS

Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and derives the majority of its revenues from the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements. The Company, also manufacturers and sells decorative lamps, which utilize fiber optics for illumination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below:

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks and any other highly liquid debt instruments purchased with an initial maturity of three months or less.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market value.

Property and Equipment and Depreciation

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Additions and betterments are capitalized.

Depreciation for financial reporting is computed on the straight-line method over the estimated useful life of the asset beginning in the year of acquisition. Accelerated methods are used for income tax reporting. When assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the operations for the period.

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of ongoing client relationships and goodwill. These costs are being amortized over forty years on a straight-line basis.

                               Page 16 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bad Debts

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior years' experience and management's analysis of possible bad debts. Bad debt recoveries are charged against the allowance account as realized.

Revenue Recognition

Revenue is recognized on sales of products, generally at the time of shipment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimates of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, promissory notes payable and debentures payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 because of the short-term nature of these instruments.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share, is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents refer to stock options.

                               Page 17 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Investments

Investments in which the Company has less than a 20% interest are carried at cost. Dividends received are included in other income.

Income Taxes

The provision for income taxes is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of difference between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Commitments and Contingencies

The Company is involved in litigation on a number of matters and is subject to certain claims, which arise in the normal course of business, none of which in the opinion of management, is expected to have a materially adverse effect on the Company's financial position

Concentration of Credit Risk and Significant Customers

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in financial institutions. To date, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area.

Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

                                       Year Ended December 31,
Customer
                                  2000                       1999
                                 ---------------------------------

    A                             13.30%                    15.80%
    B                             10.60%                    14.10%
    C                              8.30%                     8.10%
    D                              6.60%                     7.80%
    E                              2.50%                     5.60%
                                 -------                   -------
                                  41.30%                    51.40%
                                 =======                   =======

                               Page 18 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk and Significant Customers (Continued)

Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:

                                                       Year Ended December 31,
Geographic Area                                        2000                 1999
---------------                                       --------------------------
    Europe                                               2.3%             4.5%
    Brazil                                               2.5%              --
    China                                                3.7%              --
                                                        ----            -----
                                                         8.5%             4.5%
                                                        ====            =====

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

Impairment of Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and when the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. As of December 31, 2000, the Company does not believe impairment of its long-lived assets exists.

NOTE 3 - INVENTORIES

The composition of inventories at December 31, 2000 is as follows:

    Raw materials and Work-in-process                     $  525,449
    Finished goods                                           565,591
                                                          ----------
                                                          $1,091,040
                                                          ==========

                               Page 19 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 4 - PROPERTY AND EQUIPMENT

The estimated useful lives for depreciation purposes are as follows:

    Machinery and equipment                               3-10 years
    Furniture, fixtures and office equipment              2-10 years
    Leasehold improvements                    Lower of lease term or useful life


Property and equipment at December 31, 2000 is summarized as follows:

    Machinery and equipment                                         $  490,217
    Furniture, fixtures and office equipment                            59,159
    Leasehold improvements                                             362,292
                                                                    ----------
                                                                       911,668
    Accumulated depreciation and amortization                          603,558
                                                                    ----------
                                                                    $  308,110
                                                                    ==========

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 amounted to $54,270 and $59,134, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt at December 31, 2000 consists of the following:

    Note payable - Textron (A)                                      $  12,492

    Debentures payable (B)                                            335,000
                                                                    ---------
                                                                      347,942

    Less:  Current portion                                              3,354
                                                                    ----------

                                                                    $ 344,138
                                                                    =========

     (A) Note payable - Textron represents a five-year note for the purchase of equipment. The note bears interest at 14.349% and will be paid at the rate of $411 per month. Certain machinery is pledged as collateral pursuant to this note.

                               Page 20 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 5 - LONG-TERM DEBT (Continued)

     (B) Debentures - These are 8% convertible notes due August 2, 2002. Interest will be paid semi-annually until conversion or maturity. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000.

Annual principal payments on long-term debt are as follows:

     Year Ending
     December 31,                                   Amount
     ------------                                   ------
         2001                                     $   3,354
         2002                                       338,869
         2003                                         4,462
         2004                                           807
         2005                                           --
                                                  ----------
                                                  $ 347,492
                                                  =========

In December 1994, the Company established a credit facility with a bank. The credit facility required monthly payments of interest, computed at the bank's prime rate. The credit lines were secured by an investment account maintained with the bank. In October 2000 the credit line expired and was not renewed.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amounts of assets and liabilities, as measured by enacted tax laws.

An income tax refund receivable is due in regard to a carryback claim for the 1997 and 1998 tax years, due to the additional losses incurred in 1999 and 2000 (see Note 12).

                               Page 21 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 6 - INCOME TAXES (Continued)

Deferred income taxes consist of the following at December 31, 2000:

The tax effects of temporary differences that give rise to the Company's deferred tax liability are presented below:

Deferred tax assets
    Tax loss carryforward                                             87,910
                                                                     =======
Deferred tax liability
    Depreciation                                                      70,402
                                                                     =======

The income tax benefit for the years ended December 31, 2000 and 1999 consisted of the following:
                                                        2000            1999
                                                      ---------       ---------
Current - federal                                     $(170,388)      $(105,159)
Current - state                                         (32,000)         (1,580)
Deferred tax reversals and adjustments                  117,869         (11,684)
                                                      ---------       ---------
    Total current                                       (84,519)       (118,423)
    Total deferred                                       11,863         (31,765)
                                                      ---------       ---------
    Total                                             $ (72,656)      $(150,188)
                                                      =========       =========

The reconciliation of income tax benefits computed at statutory rates to above amounts at effective rates is as follows:
                                                          2000           1999
                                                       ---------      ---------
Income tax benefit at federal statutory rates          $(195,240)     $(324,107)
State income tax, net of federal                         (32,000)       (33,124)
Non-deductible expenses                                   24,852        238,808
Deferred tax reversals and adjustments                   129,732        (31,765)
                                                       ---------      ---------
Income tax benefit                                     $ (72,656)     $(150,188)
                                                       =========      =========

                               Page 22 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases warehouse and office space. In 1998, the Company renegotiated its lease and is committed under this agreement for payments through July 2001. The lease requires annual rent payments of $89,040 and is subject to certain operating cost and real estate tax increments. The total rent expense charged to operations for the years ended December 31, 2000 and 1999 was $93,127 and $90,293, respectively.

In 2001, the Company agreed to extend the lease agreement for three months until October 2001. The terms to the extension have remained the same.

Monthly rental payments of $7,420 are required through October 2001, under this lease agreement.

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

The purchase price of Shares covered by an Award ("Options") will be 100% of the fair market value of the Common Stock on the date of the grant. The fair market value of a share of Common Stock will be the simple average of the high and low sales prices on the date of grant. The term of each Option will be determined by the Committee, but cannot be more than 10 years from the date of the grant. If the original term is less than 10 years from the date of grant, the term may be extended prior to expiration, with the approval of the employee, but not beyond 10 years. The vesting period and all other terms and conditions of each Option will be determined by the Committee; provided that, except as described below, no Option may be exercised prior to the completion of at least six (6) months of continuous employment from the date of grant. The Committee may impose restrictions, including a holding period, on Shares received upon the exercise of Options.

                               Page 23 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 8 - STOCK OPTION PLAN (Continued)

Restricted Stock - Awards of restricted stock are subject to such restrictions as the Committee determines, including, but not limited to: a vesting schedule based upon the recipient's continuous employment and conditions based on performance requirements. Except as described below, no restricted stock Award may vest in whole or in part prior to the completion of the number of years of continuous employment after the date of grant established by the Committee, and restricted stock Awards shall be forfeited to the extent any restriction is not met. Until all conditions associated with restricted stock are met, restricted stock may not be sold, pledged or otherwise disposed of. Except for these limitations, recipients of restricted stock are entitled to all rights of a Stockholder, including the right to vote and receive dividends or other distributions on such restricted stock.

If the employment of a recipient of a restricted stock Award terminates by reason of death, total and permanent disability, retirement or discharge other than for cause before all applicable restrictions have been met, the Committee may remove the restrictions.

During 1998, the Company issued an aggregate of 150,000 shares of common stock to five key employees. The Company accounted for the issuance of restricted stock with an estimated fair value of $168,750 by recording as current compensation of $28,125 and deferred compensation of $140,625 to be recognized over the three-year restriction on the stock.

In the third quarter of 2000, certain senior management was suspended from the Company (see Note 12) and certain stock options and restricted stock issues were terminated. As a result, the Company recognized $65,259 of income from the return of 125,000 shares of restricted stock and the reversal of previously expensed deferred compensation.

The 1996 Plan terminates on March 20, 2006. The Board of Directors may at any time terminate, amend or modify the 1996 Plan. However, stockholder approval is required for amendments, which materially increase the benefits to Award recipients, increase the aggregate number of Shares which may be issued under the 1996 Plan, or materially modify eligibility requirements.

The Committee may at any time amend the terms of any Award, including accelerating the date of exercise of any Option, terminating stock restrictions, or converting the Option into a non-qualified Option; but no such amendment may materially adversely affect a recipient's rights without his consent.

Awards may provide for the adjustment of the number and class of Shares covered by the Award, Option prices and the number of Shares as to which Options are exercisable in the event of stock dividends, stock splits, recapitalization, reorganizations or other changes in the capitalization of the Corporation. The number and class of Shares available under the 1996 Plan may also be adjusted in the event of any such changes in capitalization.

                               Page 24 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 8 - STOCK OPTION PLAN (Continued)

Certain Federal Income Tax Consequences

An employee to whom an ISO is granted will not recognize income at the time of grant or exercise of the ISO (except that the alternative minimum tax may apply), and no federal income tax deduction will be allowable to the Corporation upon the grant or exercise of the ISO. When the employee sells shares received upon the exercise of an ISO more than one year after the date of exercise and more than two years after the date of grant of the ISO, the employee will normally recognize a long-term capital gain or loss equal to the difference, if any, between the sale price of such Shares and the Option exercise price. If the employee does not hold such Shares for these periods, when the employee sells such Shares, the employee will recognize ordinary compensation income and possibly capital gain or loss in such amounts as are prescribed by the Code and the regulations there under. Subject to applicable provisions of the Code and the regulations there under, in the event of a disposition prior to the end of the statutory holding periods noted above, the Corporation will generally be entitled to a federal income tax deduction in the amount of such ordinary compensation income.

An employee to who a non-qualified stock option (which is treated as an option for federal income tax purposes) is granted will not recognize income at the time of grant of such option. When the employee exercises such option, the employee will recognize ordinary compensation income equal to the difference, if any, between the option price paid and the fair market value, as of the date of exercise, of the Shares received by the employee. The tax basis of such Shares to such employee will be equal to the fair market value on the date of exercise, and the employee's holding period for such Shares will commence on the date on which the employee recognized taxable income in respect of such shares. Subject to applicable provisions of the Code and the regulations there under, the Corporation will generally be entitled to a federal income tax deduction in respect of non-qualified stock options in an amount equal to the ordinary compensation income recognized by the employee. Any compensation includable in the gross income of an employee in respect of a non-qualified option will be subject to appropriate federal income and employment taxes.

                               Page 25 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 8 - STOCK OPTION PLAN (Continued)

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

In April 1998, five year warrants to purchase 100,000 shares each of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi, James Leonard and Dr. Stanley Youdelman, in consideration for entering into consulting agreements by each of the above individuals.

In April 1998, five year warrants to purchase an aggregate of 435,000 common shares of the Company at prices of $1.00 to $1.10 were issued to three officers and two former employees.

In April 1999, five year warrants to purchase 700,000 shares of common stock at $1.00 per share were issued to the following: Zachary Liebman and Barry Hawk - 125,000 each, Allan Borkowski and Robert Figliozzi - 100,000 each, James Leonard, Mike Scrivo, Michael Funke, Thomas Furey, Jr., and Kenneth Zimmerman - 50,000 each.

The following summarizes the stock options outstanding under these plans as of December 31, 2000:

                            Number                 Per Share
                              of                    Option
Date Granted                Shares                   Price        Expiration
------------                ------                   -----        ----------
March 1996                   185,000                   .87           2001
March 1996                    50,000                   .96           2001
June 1996                    125,000                   .875          2001
July 1996                    175,000                   .875          2005
April 1998                 1,285,000                   1.00          2003
April 1998                   150,000                   1.10          2003
April 1999                   700,000                   1.00          2004
                           ---------
                           2,670,000
                           =========

                               Page 26 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 8 - STOCK OPTION PLAN (Continued)

The following summarizes the activity of shares under option for the two years ended December 31, 2000:

                                           Number                    Per Share
                                            Of                        Option
                                          Shares                       Price                        Value
                                        ----------                  -------------                 -----------
Balance - January 1, 1999                1,970,000                  $ .87 - $1.10                 $ 1,921,450
  Granted                                  700,000                       1.00                         700,000
  Exercised                                   --                            --                           --
  Expired                                     --                            --                           --
  Cancelled                                   --                            --                           --
                                        ----------                  -------------                 -----------
Balance - December 31, 1999              2,670,000                    .87 -  1.10                   2,621,450
  Granted                                     --                            --                           --
  Exercised                                   --                            --                           --
  Expired                                     --                            --                           --
  Cancelled                                   --                            --                           --
                                        ----------                  -------------                 -----------
Balance - December 31, 2000              2,670,000                  $ .87 - $1.10                 $ 2,621,450
                                        ==========                  =============                 ===========

Pro Forma Disclosure

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized $ 0 and $56,250 compensation cost in 2000 and 1999, respectively, for stock-based employee compensation awards. The pro forma compensation cost, net of income taxes, for stock-based employee compensation awards was $ 0 and $1,274,009 in 2000 and 1999, respectively. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been changed (only in 1999) to the pro forma amounts indicated in the table below:

                                            1999
                                 As Reported     Pro Forma
                                 ---------      -----------
        Net income               $(803,067)     $(2,077,076)
        Diluted earnings
         per share                   $(.09)           $(.24)


The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1999. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options). The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

                               Page 27 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 2000 are as follows:

                                            Carrying
                                             Amounts         Fair Value
                                             -------         ----------

    Cash and cash equivalents                $ 67,438         $  67,438
    Short and long-term debt                  347,492           347,492

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in deposits with HSBC Bank. The investment generally matures within six months and, therefore, subject to little risk. The Company has not incurred losses related to this investment. As at December 31, 2000, $99,587 was invested at an interest rate, which varies daily. Deposits with HSBC Bank are insured under the FDIC for up to $500,000.

                               Page 28 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 11 - INVESTMENT IN AMERICAN ENTERTAINMENT GROUP, INC.

On July 2, 1998, the Company acquired 250,000 shares of common stock (approximately 9%) of American Entertainment Group, Inc. ("AEG") at $2.00 per share for a total of $500,000 in cash. The Company does business as "Another Universe" through two subsidiaries. One operates six retail stores and the other is an Internet retailer and direct response marketer of entertainment-themed collectibles, licenses products and gifts. It was anticipated that Another Universe would incorporate Vicon's Fantasia product line of decorative fiber optics lamps into its marketing programs.

As of December 31, 1999, AEG has sustained significant losses and has a significant deficit. In January of 2000, the Company sold off its Internet and direct response marketing subsidiary. The Company has, therefore, determined that the value of its investment is $0.

NOTE 12 - SEC INQUIRY

In October 2000, present management notified the Northeast Regional Office of the Securities and Exchange Commission ("NRO") of suspected discrepancies and/or irregularities in prior financial statements, filed by prior management. By letter dated October 19, 2000, and in response to such notification, the NRO confirmed that it had initiated an informal inquiry into alleged inventory discrepancies and unauthorized payments to certain prior officers of the Company.

In connection with the above, the Company concluded that amounts recorded as expense or expense reimbursement, were included in the operations of the Company and reported in the Company's financial statements for the years ended December 31, 1999 and 1998. These amounts approximated $101,000 and $85,000 in 1999 and 1998, respectively, and were made to or for the benefit of certain former officers of the Company. The minutes of the Board of Directors do not reflect any approval by the Board for these payments. Because of the preliminary nature of this matter, counsel is unable to express any opinion as to the probable outcome thereof.

A letter, dated June 8, 2001, was received stating that the NRO is conducting a formal investigation in the matter identified above.

                               Page 29 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000, respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998 and 1997; and as such understated the value of the obsolete inventory by approximately $197,000, $103,000 and $81,000, respectively.

The financial statements also incorrectly reported the status of a joint venture the Company has been involved in, and did not write off the investment of approximately $27,000 due to the abandonment of the project and related equipment as of December 31, 1997.

The accompanying financial statement for 1999 has been restated to correct such errors. The effect of the restatements was to decrease net income for 1999 by approximately $174,000 or ($.02) per share.

                               Page 30 of 63 Pages

Item 7A. Financial Statements


                            VICON FIBER OPTICS CORP.


                              FINANCIAL STATEMENTS
                               FORM 10-KSB ITEM 7


                          YEAR ENDED DECEMBER 31, 1999

                                   (RESTATED)


                               Page 31 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----

Independent Auditors' Report                                     F-3

Financial Statements:
   Balance Sheet - December 31, 1999 (Restated)                  F-4 - F-5

Financial Statements for each of the two years in the
   period ended December 31, 1999:
        Statements of Operations (Restated)                      F-6
        Statements of Shareholders' Equity (Restated)            F-7
        Statements of Cash Flows (Restated)                      F-8 - F-9

Notes to Financial Statements (Restated)                         F-10 - F-27

                               Page 32 of 63 Pages

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

     We have audited the Balance Sheet of Vicon Fiber Optics Corp. as of December 31, 1999 and the related Statements of Operations, Shareholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As more fully described in Note 14, subsequent to the issuance of the Company's 1999 financial statements and our report thereon dated March 16, 2000, we became aware that the 1999, 1998 and 1997 financial statements overstated inventory. In our original report we expressed an unqualified opinion on such financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.


                                                Sheft Kahn & Company LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS


March 16, 2000, except for Notes 14 and 15 for which the date is January 26, 2001
Jericho, New York

                               Page 33 of 63 Pages

                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                              (RESTATED) (Note 14)

                                     ASSETS


CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                               $  354,379
   Accounts receivable - Net of allowance for
        uncollectible accounts of $7,500                               652,971
   Inventories (Note 3)                                                974,544
   Prepaid expenses and other current assets                            23,603
   Deferred income taxes (Note 6)                                      122,606
   Tax refunds receivable                                              105,159
                                                                    ----------
              Total Current Assets                                   2,233,262
                                                                    ----------

PROPERTY, PLANT AND EQUIPMENT - Net of
   accumulated depreciation and
   amortization (Note 4)                                               383,625
                                                                    ----------

OTHER ASSETS:
   Excess of cost over net assets of
        businesses acquired                                            260,607
   Deposits                                                              4,487
   Investment in joint venture (Note 9)                                     --
   Cash surrender value of life insurance contract                      96,027
   Investment (Note 13)                                                     --
                                                                    ----------


              Total Other Assets                                       361,121
                                                                    ----------
              TOTAL ASSETS                                          $2,978,008
                                                                    ==========


See accompanying Notes to Financial Statements.

                               Page 34 of 63 Pages

                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                              (RESTATED) (Note 14)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current portion of long-term debt (Note 5)                       $   102,006
   Accounts payable and accrued expenses                                174,327
   Income taxes payable (Note 6)                                         25,609
                                                                    -----------

              Total Current Liabilities                                 301,942

LONG-TERM DEBT (Note 5)                                                 347,492

Deferred income taxes payable (Note 6)                                   58,540
                                                                    -----------

              Total Liabilities                                         707,974
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Common stock - authorized 20,000,000 shares,
        $.01 par value, issued and outstanding
        8,679,069 shares                                                 86,790
   Additional paid-in capital                                         6,139,288
   Deficit                                                           (3,871,669)
   Deferred stock incentive (Note 8)                                    (84,375)
                                                                    -----------

              Total Shareholders' Equity                              2,270,034
                                                                    -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 2,978,008
                                                                    ===========


See accompanying Notes to Financial Statements.

                               Page 35 of 63 Pages

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                    (Note 14)


                                                        1999            1998
                                                     (Restated)      (Restated)
                                                     -----------    -----------

SALES                                                $ 2,475,032    $ 3,348,149

COST OF GOODS SOLD                                     2,039,946      2,087,380
                                                     -----------    -----------

        GROSS MARGIN                                     435,086      1,260,769
                                                     -----------    -----------

OPERATING EXPENSES:
   Selling, general and administrative expenses
        (Note 12)                                        829,073      1,037,890
   Research and development                               32,335         56,136
                                                     -----------    -----------

        TOTAL OPERATING EXPENSES                         861,408      1,094,026
                                                     -----------    -----------

        INCOME (LOSS) FROM OPERATIONS                   (426,322)       166,743
                                                     -----------    -----------

OTHER INCOME (EXPENSES)
   Interest expense                                      (38,065)       (38,872)
   Interest income                                        11,132         20,585
   Loss on worthlessness of investment                  (500,000)            --
                                                     -----------    -----------

        TOTAL OTHER INCOME (EXPENSES)                   (526,933)       (18,287)
                                                     -----------    -----------

        INCOME (LOSS) BEFORE PROVISION
          FOR INCOME TAXES                              (953,255)       148,456


(BENEFIT) PROVISION FOR INCOME TAXES
   (Note 6)                                             (150,188)        51,958
                                                     -----------    -----------

        NET INCOME (LOSS)                            ($  803,067)   $    96,498
                                                     ===========    ===========

INCOME (LOSS) PER COMMON SHARE:
        BASIC AND DILUTED                            ($      .09)   $       .01
                                                     ===========    ===========


AVERAGE NUMBER OF SHARES USED
   IN COMPUTATION:
        BASIC                                          8,679,069      8,600,476
                                                     ===========    ===========

        DILUTED                                        8,679,069      8,891,488
                                                     ===========    ===========


See accompanying Notes to Financial Statements.

                               Page 36 of 63 Pages

                            VICON FIBER OPTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                    (Note 14)


                                                                               TOTAL
                                                 ADDITIONAL                    DEFERRED       SHARE-
                                    COMMON        PAID-IN                       STOCK        HOLDERS'
                                     STOCK        CAPITAL       DEFICIT       INCENTIVE       EQUITY
                                  -----------   -----------   -----------    -----------    -----------
Balance - January 1, 1998
  As previously reported          $    85,290   $ 5,972,038   ($3,091,821)   $      --      $ 2,965,507

Prior Period Adjustment
 (Note 14)                               --            --         (73,279)          --          (73,279)
                                  -----------   -----------   -----------    -----------    -----------

Balance - January 1, 1998
 (Restated)                            85,290     5,972,038    (3,165,100)          --        2,892,228

Net Income (Restated)                    --          96,498          --           96,498          --

Issuance of Common Stock                1,500       167,250          --         (140,625)        28,125
                                  -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1998            86,790     6,139,288    (3,068,602)      (140,625)     3,016,851

Net (Loss) (Restated)                    --        (803,067)         --         (803,067)           --

Amortization of stock incentive          --            --            --           56,250         56,250
                                  -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1999       $    86,790   $ 6,139,288   ($3,871,669)   ($   84,375)   $ 2,270,034
                                  ===========   ===========   ===========    ===========    ===========


See accompanying Notes to Financial Statements.

                               Page 37 of 63 Pages

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                    (Note 14)


                                                                 1999             1998
                                                              (Restated)        (Restated)
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        ($   803,067)     $     96,498
                                                             ------------      ------------
       Adjustments to reconcile net income to
       net cash (used in) operating activities:
          Depreciation and amortization                            71,214            77,005
          Loss on write-off of investment in
            American Entertainment                                500,000              --
       Decrease in deferred stock incentive                        56,250            28,125
          Decrease in accounts receivable                         123,567           203,545
          Decrease (increase) in inventory                        513,356          (292,210)
          Decrease (increase) in prepaid expenses
            and other current assets                                1,414            (5,983)
          (Increase) in deferred income taxes                     (31,765)          (11,324)
          (Decrease) increase in accounts payable and
            accrued expenses                                     (391,684)          203,916
          (Decrease) in income taxes payable                      (63,264)         (161,718)
          (Increase) in income tax refunds
            receivable                                           (105,159)             --
                                                             ------------      ------------
            Total Adjustments                                     673,929            41,356
                                                             ------------      ------------
            Net Cash Provided by(Used in) Operating
              Activities                                         (129,138)          137,854
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                     (17,497)          (77,221)
    (Increase) in cash surrender value of life insurance
       contract                                                   (18,592)          (16,671)
    Investment in American Entertainment                             --            (500,000)
                                                             ------------      ------------

            Net Cash (Used in) Investing Activities               (36,089)         (593,892)
                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                   (85,374)         (123,551)
Increase in long-term debt                                        350,400              --
                                                             ------------      ------------

            Net Cash Provided by Financing Activities             265,026          (123,551)
                                                             ------------      ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           99,799          (579,589)
CASH AND CASH EQUIVALENTS - Beginning                             254,580           834,169
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS - End                              $    354,379      $    254,580
                                                             ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid during the years for:
       Interest                                              $     38,065      $     38,872
                                                             ============      ============
       Income taxes                                          $     50,000      $    225,000
                                                             ============      ============


See accompanying Notes to Financial Statements.

                               Page 38 of 63 Pages

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF CASH FLOWS

                   SUPPLEMENTAL SCHEDULE OF NONCASH INVENTORY
                            AND FINANCING ACTIVITIES


Year Ended December 31, 1998:

During 1998, the Company issued an aggregate of 150,000 shares of restricted common stock to five key employees. The value of the stock, deemed to be deferred compensation was to be recognized over three years. The transaction was recorded as follows:

         (Increase) in common stock                              ($  1,500)
         (Increase) in paid-in capital                           ( 167,250)
         Increase in deferred stock incentive                      168,750
                                                                  --------
                                                                  $    -0-
                                                                  ========

                               Page 39 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

          Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and derives its revenues from the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements.

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

                               Page 40 of 63 Pages

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

          h)   Earnings Per Common Share:

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

          i)   Accounting for Investments:

               Investments in which the Company has less than a 20% interest are carried at cost. Dividends received are included in other income.

                               Page 41 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 2 -  MATTERS OF ECONOMIC INFLUENCE

          Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

                                               Year Ended December 31,
                                               -----------------------
          Customer                               1999           1998
          --------                               ----           ----
             A                                  15.80%         29.63%
             B                                  14.10          14.18
             C                                   8.10          11.69
             D                                   7.80           7.60
             E                                   5.60           7.50
                                                -----          -----
                                                51.40%         70.60%
                                                =====          =====

          Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:

                                               Year Ended December 31,
                                               -----------------------
          Geographic Area                       1999             1998
          ---------------                       ----             ----

          Europe                                4.5%             1.3%
          Brazil                                 --               .5
                                                ---              ---
                                                4.5%             1.8%
                                                ===              ===

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

NOTE 3 -  INVENTORIES

          The composition of inventories at December 31, 1999 is as follows:

          Raw materials                                  $582,431
          Work-in-process                                  57,665
          Finished goods                                  334,448
                                                         --------
                                                         $974,544
                                                         ========

                               Page 42 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 1999 is summarized as follows:

                                                                 Estimated
                                                                  Useful
                                                                   Life
                                                            --------------------
          Machinery and equipment               $491,426    3-10 years
          Furniture, fixtures and
            office equipment                     134,023    2-10 years
          Leasehold improvements                 362,292    Useful life or lease
                                                --------    term, whichever is
                                                 987,741    shorter
          Accumulated depreciation
            and amortization                     604,116
                                                --------
                                                $383,625
                                                ========

          Depreciation and amortization expense for the years ended December 31, 1999 and 1998 amounted to $59,134 and $64,925, respectively.

NOTE 5 -  LONG-TERM DEBT

          Long-term debt at December 31, 1999 consists of the following:

          Note payable - Textron (A)                               $ 15,400
          Debentures payable (B)                                    335,000
          Amounts due to the former Chairman
            of the Board and President of Saxton (C)                 99,098
          Less:  Current portion                                    102,006
                                                                   --------
                                                                   $347,492
                                                                   ========

          (A) Note payable - Textron represents a five-year note for the purchase of equipment. The note bears interest at 14.349% and will be paid at the rate of $411 per month. Certain machinery is pledged as collateral pursuant to this note.

                               Page 43 of 63 Pages

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

          Aggregate annual maturities applicable to long-term debt are as follows:

               Year Ending
               December 31,                                  Amount
               ------------                                  ------
                   2000                                     $102,006
                   2001                                        3,103
                   2002                                      338,298
                   2003                                        3,493
                   2004                                        2,598
                                                            --------
                                                            $449,498
                                                            ========

          In December 1994 the Company established a credit facility with Marine Midland Bank. Effective September 1998, the Credit Facility was increased to $2,000,000, the line of credit will maintain a sublimit of $1,000,000 to be used for direct debt drawdowns and $300,000 sublimit to be used for standby Letters of Credit. The credit facility requires monthly payments of interest, computed at the bank's prime rate. The credit lines are secured by an investment account maintained with the bank. In addition, for all amounts to be borrowed in excess of 80% of the value of this account, the bank will require a UCC filing which grants the bank a first priority interest in the accounts receivable and inventory of the borrower. As of December 31, 1999, the bank had filed a UCC which placed a lien on virtually all of the Company's assets (excluding fixed assets). The line allows for advances to the extent of 70% of the Company's accounts receivable and 40% of their inventory value. At December 31, 1999, the Company had $2,000,000 unused lines of credit to be drawn as needed.

                               Page 44 of 63 Pages

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

          Deferred income taxes consist of the following at December 31, 1999:

          Temporary differences arising from the following:

                                                                    Classified As
                                                                Short         Long
                                                  Deferred       Term         Term
          Type                         Amount        Tax        Assets     (Liability)
          ----                        --------    ---------    --------    -----------
          Depreciation                $173,844    ($58,540)    $     --     ($58,540)
          Reserve for bad debts          7,500       2,704        2,704           --
          Section 263A costs            85,000      30,646       30,646           --
          Obsolete inventory           247,563      89,256       89,256           --
                                                  --------     --------     --------
                                                  $ 64,066     $122,606     ($58,540)
                                                  ========     ========     ========

                               Page 45 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 6 -  INCOME TAXES (Continued)


          The provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                                      1999          1998
                                                   ---------      --------
          Current - Federal                        ($105,159)       65,842
          Current - State                             (1,580)       11,770
          Adjustment                                 (11,684)      (14,330)
                                                   ---------      --------
            Total Current                           (118,423)       63,282

            Total Deferred                           (31,765)      (11,324)
                                                   ---------      --------
              Total                                ($150,188)     $ 51,958
                                                   =========      ========

          A reconciliation of income tax (benefit) expense computed at statutory rates to above amounts at effective rates is as follows:

                                                            1999        1998
                                                         ---------     -------
          Income tax expense at
            statutory rates                              ($324,107)    $41,148
          State and local, net of
            federal benefit                                (33,124)      4,768
          Non-deductible expenses
            and over-under accrual                         238,808      17,366
                                                         ---------     -------

          Current Income tax expense at
            effective rates                              ($118,423)    $63,282
                                                         =========     =======

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

                               Page 46 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 7 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          As at December 31, 1999, the future lease expenditures are as follows:

               2000                                          $101,984
               2001                                            52,899
               2002 - Thereafter                                   --
                                                             --------
                                                             $154,883
                                                             ========

          Letters of Credit

          As at December 31, 1999, the Company had no outstanding letters.

          Employment Agreement (See Notes 14 and 15)

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

                               Page 47 of 63 Pages

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

          During 1998, the Company issued an aggregate of 150,000 shares of common stock to five key employees. The Company accounted for the issuance of restricted stock with an estimated fair value of $168,750 by recording as current compensation of $28,125 and deferred compensation of $140,625 to be recognized over the three year restriction on the stock. In 1999, the Company recognized an additional $56,250 as compensation.

                               Page 48 of 63 Pages

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

                               Page 49 of 63 Pages

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

          In April 1999, five year warrants to purchase 700,000 shares of common stock at $1.00 per share were issued to the following: Zachary Liebman and Barry Hawk - 125,000 each, Allan Borkowski and Robert Figliozzi - 100,000 each, James Leonard, Mike Scrivo, Michael Funke, Thomas Furey, Jr., and Kenneth Zimmerman - 50,000 each.

                               Page 50 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 8 -  STOCK OPTION PLAN (CONTINUED)

          The following summarizes the stock options outstanding under these plans as of December 31, 1999:

                                  Number          Per Share
                                    Of             Option
          Date Granted            Shares            Price         Expiration
          ------------            ------            -----         ----------
          March 1996              185,000             .87            2001
          March 1996               50,000             .96            2001
          June 1996               300,000            .875            2001
          April 1998            1,285,000            1.00            2003
          April 1998              150,000            1.10            2003
          April 1999              700,000            1.00            2004
                                ---------
                                2,670,000
                                =========

          The following summarizes the activity of shares under option for the two years ended December 31, 1999:

                                         Number       Per Share
                                          Of           Option
                                        Shares          Price          Value
                                       ---------    -------------    ----------
          Balance - January 1,
              1998                       535,000    $ .87 - $.875    $  471,450
            Granted                    1,435,000     1.00 -  1.10     1,450,000
            Exercised                         --               --            --
            Expired                           --               --            --
            Cancelled                         --               --            --
                                       ---------    -------------    ----------
          Balance - December 31,
              1998                     1,970,000      .87 -  1.10     1,921,450
            Granted                      700,000             1.00       700,000
            Exercised                         --               --            --
            Expired                           --               --            --
            Cancelled                         --               --            --
                                       ---------    -------------    ----------
          Balance - December 31,
            1999                       2,670,000    $ .87 - $1.10    $2,621,450
                                       =========    =============    ==========

                               Page 51 of 63 Pages

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

                                                          1999                          1998
                                        As Reported     Pro Forma      As Reported    Pro Forma
                                        -----------     ---------      -----------    ---------
          Net income                    ($803,067)     ($2,077,076)      $96,498      ($545,296)

          Diluted earnings
            per share                       ($.09)           ($.24)         $.01          ($.06)

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

                               Page 52 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 8 -  STOCK OPTION PLAN (CONTINUED)

          The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                                      Stock Option Plan Shares
                                                          1999       1998
                                                          ----       ----

          Average expected life (years)                   2.63         3.3
          Expected volatility                           149.84%     143.89%
          Risk-free interest rate
            (zero coupon U.S. Treasury note)               6.6%        5.6%
          Weighted average fair value
            at grant - Exercise price
            equal to market price                         $.72        $.49

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

                               Page 53 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 9 -  JOINT VENTURE AGREEMENT

          On March 17, 1992, the Company entered into a joint venture agreement with China Anshan Television Broadcasting Equipment Group Company, in accordance with the Foreign Joint Venture Enterprise Ordinance of the People's Republic of China and other related statutes. The Company has a 25% interest in the joint venture. The joint venture company, Anshan Vicon Fiber Optic Products, Ltd., a Chinese corporation located at Anshan, Liao Ning Province, People's Republic of China, will manufacture certain of the Company's products. The manufacturing of these products in China should have significantly reduced the cost of these products to Vicon. During 1993, Vicon effected a technology transfer to the joint venture company in China. The manufacturing facility in China was effectively abandoned in 1997 and the Company wrote off their investment accordingly.

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

                               Page 54 of 63 Pages

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

          The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 are as follows:

          Carrying

                                                Amounts      Fair Value
                                                --------     ----------
          Cash and cash equivalents             $354,379      $354,379
          Short and long-term debt               449,498       449,498

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

NOTE 12 - SEC INQUIRY AND UCC OBLIGATION

          By letter dated October 19, 2000, the Northeast Regional Office (the "NRO") of the Securities and Exchange Commission (the "Commission") confirmed to the Company that it is conducting an informal inquiry into alleged inventory discrepancies and unauthorized payments at the Company, and requested that the Company produce documents concerning inventory discrepancies, unauthorized payments and any and all other financial irregularities with regard to the financial management of the Company. The Company has tendered its initial response to such document request and the staff of the NRO has conducted off-the-record interviews with members of management and indicated a desire to take testimony of various members of management.

          In connection with the above, the Company concluded that included as expenses in the financial statements for the 12-month periods ended December 31, 1999 and December 31, 1998 were approximately $101,000 and $85,000, respectively, in payments recorded as expenses or expense reimbursements to, or for, the benefit of certain former officers of the company. The minutes of the Board of Directors do not reflect any approval by the Board of these payments. Because of the preliminary nature of this matter, counsel is unable to express any opinion as to the probable outcome thereof.

                               Page 55 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 12 - SEC INQUIRY AND UCC OBLIGATION (Continued)

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

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          During the third quarter of 2000, it was discovered that there were errors in the prior three years' financial statements due to misrepresentations of facts by the Company's prior management.

          The Company's prior management overstated the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000, respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or net realizable value of much of the slow moving inventory for the years ending December 31, 1999, 1998, and 1997; and as such understated the value of the obsolete inventory by approximately $197,000, $103,000 and $81,000, respectively.

                               Page 56 of 63 Pages

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Restated)


NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

          The financial statements also misrepresented the status of a joint venture the Company had been involved in, and did not write off the investment of approximately $27,000 due to the abandonment of the project and related equipment as of December 31, 1997.

          The accompanying financial statements for 1999 and 1998 have been restated to correct such errors. The effect of the restatement was to decrease net income for 1999 and 1998 by approximately $174,000 and $19,000 or ($.02) and ($.00) per share.

          Retained earnings (deficit) at the beginning of 1998 has been decreased by $73,279 to correct such errors made in 1997 and prior years.

NOTE 15 - SUBSEQUENT EVENT

          During the third and fourth quarters of 2000, the President/Chief Executive Officer and other senior management resigned and/or were suspended. Effective with said resignations, the Employment Agreements and certain stock options and restricted stock awards were terminated.

                               Page 57 of 63 Pages

Item 8. Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 9. Directors, Executive Officers and Board Members

Arthur Levine, Age 44: Director, President, and Chief Executive Officer. Employed by the Company on September 1, 2000. Previous positions include: Chief Operating Officer of General Vision, a retail chain of optical stores; Interim Chief Executive Officer of Skyline Bouquet, a supplier of floral products serving the supermarket industry; Vice President of Corporate Utilities, a consulting firm providing services to Fortune 500 clientele.

Allan Borkowski, Age 60: Director since April 23, 1998. Business and financial consultant for over the past five years. Principal stockholder and President of ASB Consultants, Inc. a privately held business consulting firm. Since June, 1982 he has been Chairman and Chief Executive Officer of Optivest Technologies Corp., a privately held business development company. Formerly, Chairman of the Board of Selvac Corp. through June 1996 and Director of Mehl/Biophile International Corp. until February 1997.

Robert J. Figliozzi, Age 63: Director since April 23, 1998. Executive Vice President of Mehl/ Biophile International Corp. from April 1997 to July 1998. From August 1994 to April 1997, Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. Prior thereto, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange.

Michael J. Funke, Age 57: Director since April 23, 1998. Former Editor/Publisher of the MJF/Ruta Financial Newsletter. Private investment consultant and financial advisor since 1992. Consultant to the Company since July 1996. Employed 1967-1992 by IBM in numerous management and consulting positions. MBA from The Wharton School.

Kenneth Zimmerman, Age 49: Director since April 23, 1998. Founder and Chief Executive Officer, President and sole stockholder of Kenar Enterprises, Ltd., a privately held women's apparel manufacturer and retailer for the past twenty-one years, which has declared bankruptcy. Former Director of Chic by H.I.S., Inc. listed on the New York Stock Exchange.

Zachary Liebman, Age 41: Director. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Liebman is a Managing Director in Crestwood Capital Group Corp., which is a consulting firm in assisting emerging growth companies in raising capital, management placements and marketing strategies. Mr. Liebman is a partner in Arthur Miller's Talent Management, Inc., an agency dealing with casting for industrial films and movies.


                               Page 58 of 63 Pages

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

Thomas E. Furey, Jr. Age 60: Director since April 23, 1998. Employed by IBM since 1963. Presently worldwide general manager for technology development, architecture and implementation for the Olympic Games. Prior to this position he was general manager of IBM's Worldwide Network Computing Solutions Unit and has been a leader in the development of IBM's most advanced hardware and software systems. It should be noted that Thomas E. Furey resigned as Board member in May 2001.

Former Directors, Executive Officers and Board Members

Leonard Scrivo, Age 63: Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. It should be noted that Leonard Scrivo resigned as an officer, employee, and Board member in July, 2000.

Les Wasser, Age 57: Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990. It should be noted that Mr. Wasser resigned as a Board member in October, 2000, and ceased being an employee of the Company in February, 2001.

Michael Scrivo, Age 35: Director, Vice-President Operations. Director since April 23, 1998. Employed by the Company since 1988. Son of Leonard Scrivo. It should be noted that Michael Scrivo resigned as an officer, employee and Board member in October, 2000.


                               Page 59 of 63 Pages

Item 10. Executive Compensation

A. The following summary compensation table sets forth information concerning the annual and long-term compensation for the years ended December 31, 2000, 1999, 1998 and 1997, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


                                       Annual              Long-Term Incentive
                                    Compensation                 Plans
                                                          Restricted Stock Name
Name and Principal Position        Year     Total         Shares(#)   Options(#)
---------------------------        ----    --------        ------      -------
Arthur Levine                      2000    $135,000*            0      100,000

Former President, CEO and
Chairman of the Board

Leonard Scrivo                     1999    $109,000*            0            0
                                   1998     116,192        75,000      150,000
                                   1997     101,481             0            0

*    Executive Compensation Expense for the year ended December 31, 2000:

                                    Months Employed             Compensation
                                    ---------------             ------------
     Arthur Levine                  September - December           $44,135
     Leonard Scrivo                 January - July                 $64,981

A.   Option grants in last fiscal year for named executive officers: 100,000

B.   Options exercised during the last fiscal year: None.

C.   Fiscal year end option values for named executive officers:

                                  Unexercised      Value of Unexercised in-
     Name                         Options (#)       the-money Options ($)
     ----                         -----------       ---------------------
Leonard Scrivo                      200,000                $ -0-
Arthur Levine                       100,000                $ -0-

Directors' Compensation

     No director receives any compensation for attending Board meetings.

Employment Contracts of Named Executive Officers

     An employment agreement, which was never submitted to be reviewed by or approved by the Board of Directors, was entered into as of April 3, 1998 between the Corporation and Leonard Scrivo for a term of five years, with a provision after a change in control, providing for the payment to Mr. Scrivo of base salary equal to his current base salary, with annual minimum adjustments of 5% plus a percentage equal to increase in the CPI. As previously noted on Page 59, Leonard Scrivo resigned as an officer, employee, and Board member of the Company in July 2000.


                               Page 60 of 63 Pages

Item 11. Security Ownership and Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2000 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:

                                  Number of                Approximate % of
    Name                         Shares Owned             Outstanding Shares
    ----                         ------------             ------------------
Allan Borkowski (2)(3)             241,000                      2.8%
Michael J. Funke (4)                50,100                      0.6%
Thomas E. Furey, Jr. (1)            20,000                      0.2%

Directors and Executive            311,100                      3.6%
Officers as a group
(1)(2)(3)(4)(5)

Former Directors
Leonard Scrivo                     967,978                     11.3%
Les Wasser                         130,000                      1.5%
Michael Scrivo (1)                 105,000                      1.2%

Other Owners Over 5%
Donald J. Unger                    980,000                     11.5%
Joseph Cooper                      557,478                      6.5%

o    less than 1%

(1) Does not include warrants currently exercisable to purchase 150,000 shares of common stock.

(2) Does not include warrants exercisable to purchase 450,000 shares of common stock at $1.00 per share.

(3) Includes 80,000 shares owned by members of his family in which Mr. Borkowski disclaims any beneficial interest.

(4) Does not include warrants exercisable to purchase 475,000 shares of common stock.

(5) Includes 200,000 shares owned by members of his family in which Mr. Unger disclaims any beneficial interest.

(6) Does not include warrants exercisable to purchase 125,000 shares of common stock at $1.00 per share.

Item 12. Certain Relationships and Related Transactions

None


                               Page 61 of 63 Pages

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

(a)(1) Financial Statements

     The following statements of Vicon Fiber Optics Corp. are included in Part II, Item 7:

                                                                         Page
Audit Report of Todres & Rubin LLP                                        10
Financial Statements:
Balance Sheet - December 31, 2000                                         11-12
Statements of Operations - Years ended
  December 31, 2000 and 1999                                              13
Statements of Shareholders' Equity -
  Years ended December 31, 2000 and 1999                                  14
Statements of Cash Flows - Years ended
  December 31, 2000 and 1999                                              15
Notes to Financial Statements - December 31, 2000                         16-30

(a)(2) Financial Statements

     The following statements of Vicon Fiber Optics Corp. are included in Part II, Item 7A:

                                                                         Page
Audit Report of Sheft Kahn & Company LLP                                  33
Financial Statements:
Balance Sheet - December 31, 1999                                         34-35
Statements of Operations - Years ended
  December 31, 1999 and 1998                                              36
Statements of Shareholders' Equity -
 Years ended December 31, 1999 and 1998                                   37
Statements of Cash Flows - Years ended
 December 31, 1999 and 1998                                               38-39
Notes to Financial Statements                                             40-57

(a)  Form 8-K filed July 17, 1998 incorporated herein by reference.


                               Page 62 of 63 Pages

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

                                        VICON FIBER OPTICS CORP.

                                        By   /s/Arthur W. Levine
                                             ------------------------------
                                             Arthur W. Levine, President


                           Date

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

        Signature                Title                              Date

/s/Arthur W. Levine         Director, President, Chief
------------------------    Executive Officer and Chief
ARTHUR W. LEVINE            Financial Officer

/s/Robert J. Figliozzi      Director
------------------------
ROBERT J. FIGLIOZZI

/s/Allan Borkowski          Director
------------------------
ALLAN BORKOWSKI

/s/Michael J. Funke         Director
------------------------
MICHAEL J. FUNKE

/s/Zachary Liebman          Director
------------------------
ZACHARY LIEBMAN

/s/Kenneth Zimmerman        Director
------------------------
KENNETH ZIMMERMAN

/s/Barry Hawk               Director
------------------------
BARRY HAWK


                               Page 63 of 63 Pages