Form 10QSB
period 2001-03-31
VICON FIBER OPTICS CORP
filed 2001-08-22
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                         Commission file number 0-11057


                            VICON FIBER OPTICS CORP.
              (Exact Name of Small Business Issuer in its Charter)


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

Common stock, $.01 par value, 8,539,069 shares outstanding at August 1, 2001.

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements
Balance Sheets as of March 31, 2001 and December 31, 2000                 1-2

Statements of Operations for the Three Months Ended
March 31, 2001 and 2000                                                    3

Statements of Cash Flows for the Three Months Ended
March 31, 2001 and 2000                                                    4

Notes to Financial Statements                                             5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                       6-7


PART II                                                                    7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS


                                     ASSETS


                                             March 31, 2001    December 31, 2000
                                             --------------    -----------------
                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                    $   40,838         $   67,438
  Accounts receivable- net                        451,313            394,554
  Inventories                                     922,485          1,091,040
  Income tax receivable                           362,879            253,219
  Prepaid expenses                                  7,155              7,155
                                               ----------         ----------
       Total current assets                     1,784,670          1,813,406
                                               ----------         ----------


PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization of $611,530
  and $603,558                                    293,986            308,110
                                               ----------         ----------


OTHER ASSETS:
  Excess of cost over net assets of
    businesses acquired                           244,807            248,527
  Deposits                                          4,787              4,487
  Deferred income taxes                              --               87,910
                                               ----------         ----------

      Total other assets                          249,594            340,924
                                               ----------         ----------


      Total assets                             $2,328,250         $2,462,440
                                               ==========         ==========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  March 31, 2001   December 31, 2000
                                                  --------------   -----------------
                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $   278,960       $   341,350

  Current portion of long-term debt                       2,709             3,354
                                                    -----------       -----------

    Total current liabilities                           281,669           344,704


Long-term debt                                          342,076           344,138

Deferred income taxes                                    70,402            70,402
                                                    -----------       -----------

    Total liabilities                                   694,147           759,244
                                                    -----------       -----------


SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,554,069 shares                                     85,540            85,540
  Additional paid-in capital                          5,999,705         5,999,705
  Deficit                                            (4,442,341)       (4,373,248)
  Deferred stock incentive                               (8,801)           (8,801)
                                                    -----------       -----------

    Total shareholders' equity                        1,634,103         1,703,196
                                                    -----------       -----------


    Total liabilities and shareholders'
      equity                                        $ 2,328,250       $ 2,462,440
                                                    ===========       ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.


                      STATEMENTS OF OPERATIONS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000


                                                      2001              2000
                                                  -----------       -----------
                                                                     (Restated)
SALES                                             $   613,238       $   602,141

COST OF GOODS SOLD                                    429,956           439,271
                                                  -----------       -----------

    Gross Margin                                      183,282           162,870
                                                  -----------       -----------

OPERATING EXPENSES (INCOME):
  Selling, general and administrative
    expenses                                          260,997           211,225
  Research and development                               --               2,896
  Interest expense                                     10,050            14,431
  Interest income                                        --              (4,183)
                                                  -----------       -----------

    Total operating expenses                          271,047           224,369
                                                  -----------       -----------

(Loss) before income tax benefit                      (87,765)          (61,499)

Income tax benefit                                     21,750            13,440
                                                  -----------       -----------

    Net loss                                      $   (66,015)      $   (48,059)
                                                  ===========       ===========


Income per common share                           $     (0.01)      $     (0.01)
                                                  ===========       ===========

AVERAGE NUMBER OF SHARES USED IN
  COMPUTATION:
    Basic                                           8,554,069         8,679,069
                                                  ===========       ===========
    Diluted                                         8,554,069         8,679,069
                                                  ===========       ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.


                      STATEMENTS OF CASH FLOWS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000


                                                        2001            2000
                                                     ---------       ---------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (66,015)      $ (48,059)
                                                     ---------       ---------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      17,844          17,720
     (Increase) decrease in accounts receivable        (56,759)        141,637
     Decrease in inventory                             168,555          81,125
     (Increase) decrease in prepaid expenses and
       other assets                                    (24,948)         10,000
     Decrease in income tax receivable                    --             4,019
     (Increase) decrease in deferred tax asset         (63,035)         17,001
     (Decrease) in accounts payable and
       accrued expenses                                   --            (1,957)
     (Decrease) in income taxes payable                   --           (26,841)
                                                     ---------       ---------

    Total adjustments                                   41,657         242,704
                                                     ---------       ---------

  Net cash used for (provided by) operating
    activities                                         (24,538)        194,645
                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash surrender value of life insurance                  --            (4,122)
                                                     ---------       ---------
 Investment in American Entertainment

   Net cash provided by investing activities              --            (4,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in long-term debt                          (2,062)           --
  Repayment of long-term debt                             --           (24,095)
  Increase in deferred stock incentive                    --            14,063
                                                     ---------       ---------

    Net cash provided by financing activities           (2,062)        (10,032)
                                                     ---------       ---------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     (26,600)        180,491

CASH AND CASH EQUIVALENTS - Beginning                   67,438         354,379
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS - End                      $  40,838       $ 534,870
                                                     =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                         $  10,050       $   4,183
                                                     =========       =========
    Income taxes                                     $    --         $    --
                                                     =========       =========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited and restated interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's restated financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on restated Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                          March 31, 2001       December 31, 2000
                                          --------------       -----------------
                                           (Unaudited)

     Raw materials and Work-in-process      $  440,239            $  525,449
     Finished goods                            482,246               565,591
                                            ----------            ----------
                                            $  922,485            $1,091,040
                                            ==========            ==========

NOTE 3 INCOME TAXES

Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

NOTE 4 - STOCK OPTION PLAN

Pursuant to the 1984 Stock Option Plan for Incentive Stock Options and Non-Qualified Options ("THE PLAN"), as set forth in Note 8 to the Company's financial statements included in its Annual Report on Form 10KSB for the year ended December 31, 2000, 140,000 common shares and options for an additional 395,000 common shares granted to certain Company officers were revoked because these officers left the employ of the Company prior to the vesting period as set forth in the plan.

NOTE 5 - SEC INQUIRY

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

A letter dated June 8, 2001 was received from the Securities and Exchange Commission that the NRO is conducting a formal investigation in the matter identified above.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001


NOTE 6 - RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998 and 1997, and as such understated the value of the obsolete inventory by approximately $197,000, $103,000 and $81,000, respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31, 1999 and the Company's Form 10QSB for the three month periods ended March 31, 2000 and June 30, 2000 have been restated.

The effect of these adjustments was an increase in the Company's accumulated deficit at December 31, 1999 of $265,967 and an additional increase in the reserve for obsolescence for the three months ended March 31,2000 of $12,721.

The net effect on earnings of the restated 10QSB for the period ended March 30,2000, was an increase in the loss from the previously reported ($38,373) to ($48,059) resulting in a cumulative adjustment to the Company's retained earnings (deficit) of $275,653 as of March 31, 2000.

It should also be noted that the restating of the financial statements mentioned above delayed the Company in filing its Form 10QSB for the three month and 9 month periods ended September 30, 2000.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended March 31, 2001 compared to the same period in 2000 increased by $11,097. Management attributes this principally to new orders from dental video customers.

Cost of Sales

For the three months ended March 31, 2001, the cost of goods sold, as expressed as a percentage of sales, decreased to 70% as compared to 73% for the same period in 2000. Management attributes this decrease to increased sales of higher margin products, and improved efficiencies in purchasing product components.

In addition, the cost of goods sold was increased by $12,721, for the three months ended March 31, 2000 due to a reevaluation of inventory obsolescence. (See "Restatement of Previously filed Financial Statements" above.)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2001 increased to $260,997 from $211,225 for the three months ended March 31, 2000. Management attributes this to increased marketing and administrative expenses.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 MARCH 31, 2001


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition of the Company Restated

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                      March 31, 2001           March 31, 2000
                                      --------------           --------------
                                       (Unaudited)             (Unaudited and
                                                                  Restated)

     Working Capital                    $1,503,001               $1,908,278
     Current ratio                       6.33 to 1                8.07 to 1
     Shareholders' Equity               $1,634,103               $2,236,038

PART II

Computation of Earnings Per Share Restated (Unaudited)

                                                Three Months Ended March 31,
                                               -----------------------------
                                                   2001              2000
                                               -----------       -----------
                                               (Unaudited)      (Unaudited and
                                                                   Restated)

     Basic:
     Average shares outstanding                  8,554,069         8,679,069
     Diluted                                     8,554,069         8,679,069

     Net income                                $   (66,015)      $   (48,059)

     Per share amount - basic and diluted            (0.01)            (0.01)




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VICON FIBER OPTICS CORP.
                                               (Registrant)



Date:  August 22, 2001                /s/  Arthur W. Levine
                                           -------------------------------------
                                           Arthur W. Levine,
                                           President and Chief Executive Officer