Form 10QSB
period 2001-06-30
VICON FIBER OPTICS CORP
filed 2001-09-13
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2001

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

Common stock, $.01 par value, 8,539,069 shares outstanding at September 1, 2001.

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements
Balance Sheets as of June 30, 2001 and December 31, 2000                  1-2

Statements of Operations for the Six Months Ended
June 30, 2001 and 2000                                                      3

Statements of Cash Flows for the Six Months Ended
June 30, 2001 and 2000                                                      4

Notes to Financial Statements                                             5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                       6-7


PART II                                                                     7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS


                                     ASSETS



                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
                                                 (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $   60,299      $   67,438
  Accounts receivable - net                          342,512         394,554
  Inventories                                        879,895       1,091,040
  Income tax receivable                              425,459         253,219
  Prepaid expenses                                     9,602           7,155
                                                  ----------      ----------

       Total current assets                        1,717,767       1,813,406
                                                  ----------      ----------


PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization of $631,805
  and $603,558                                       279,862         308,110
                                                  ----------      ----------


OTHER ASSETS:
  Excess of cost over net assets of
   businesses acquired                               241,087         248,527
  Deposits                                            10,483           4,487
  Deferred income taxes                                 --            87,910
                                                  ----------      ----------

      Total other assets                             251,570         340,924
                                                  ----------      ----------


      Total assets                                $2,249,199      $2,462,440
                                                  ==========      ==========







                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                               June 30, 2001   December 31, 2000
                                               -------------   -----------------
                                                (Unaudited)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  244,601      $  341,350

  Current portion of long-term debt                    1,677           3,354
                                                  ----------      ----------

    Total current liabilities                        246,278         344,704


Long-term debt                                       341,838         344,138

Deferred income taxes                                 70,402          70,402
                                                  ----------      ----------

    Total liabilities                                658,518         759,244
                                                  ----------      ----------


SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
   $.01 par value, issued and outstanding
   8,539,069 and 8,554,069 shares, respectively       85,390          85,540
  Additional paid-in capital                       5,982,905       5,999,705
  Deficit                                         (4,474,094)     (4,373,248)
  Deferred stock incentive                            (3,520)         (8,801)
                                                  ----------      ----------

    Total shareholders' equity                     1,590,681       1,703,196
                                                  ----------      ----------


    Total liabilities and shareholders'
    equity                                        $2,249,199      $2,462,440
                                                  ==========      ==========







                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

                             JUNE 30, 2001 and 2000

                                       Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                   --------------------------    --------------------------
                                       2001           2000           2001           2000
                                   -----------    -----------    -----------    -----------
                                                  (Restated)                    (Restated)
SALES                              $   448,375    $   575,965    $ 1,061,613    $ 1,182,289

COST OF GOODS SOLD                     297,297        484,221        727,253        923,492
                                   -----------    -----------    -----------    -----------

    Gross Margin                       151,078         91,744        334,360        258,797
                                   -----------    -----------    -----------    -----------

OPERATING EXPENSES (INCOME):
  Selling, general and
  administrative expenses              246,300        262,692        507,297        476,818
  Interest expense                      10,050         23,879         20,100         38,305
  Reversal of stock incentive          (11,670)          --          (11,670)          --
                                   -----------    -----------    -----------    -----------

    Total operating expenses           244,680        286,571        515,727        515,123
                                   -----------    -----------    -----------    -----------


(Loss) before income tax benefit       (93,602)      (194,827)      (181,367)      (256,326)

Income tax benefit                      61,850         46,354         83,600         59,794
                                   -----------    -----------    -----------    -----------


    Net loss                       $   (31,752)   $  (148,473)   $   (97,767)   $  (196,532)
                                   ===========    ===========    ===========    ===========


Income per common share            $     (0.01)   $     (0.02)   $     (0.01)   $     (0.02)
                                   ===========    ===========    ===========    ===========


AVERAGE NUMBER OF SHARES USED IN
  COMPUTATION:
  Basic                              8,539,069      8,679,079      8,539,069      8,679,079
                                   ===========    ===========    ===========    ===========








                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED



                                                        For the six months ended
                                                        ------------------------
                                                                      June 30,
                                                           2001         2000
                                                        ---------    ---------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (97,767)   $(196,532)
                                                        ---------    ---------
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                          35,688       35,440
    Decrease in accounts receivable                        52,024      181,234
    Decrease in inventory                                 211,145       97,997
    (Increase) in prepaid expenses and other assets          (942)      (1,147)
    (Increase) in income tax refunds receivable          (172,240)        --
    Decrease (increase) in deferred income taxes           87,910       (6,521)
    (Decrease) increase in accounts payable and
    accrued expenses                                      (96,749)      25,494
    (Decrease) in deferred income taxes payable              --         (3,657)
    (Decrease) in income taxes payable                       --       (104,071)
                                                        ---------    ---------

    Total adjustments                                     116,836      224,079
                                                        ---------    ---------

  Net cash used for (provided by) operating
  activities                                               19,069       28,237
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in paid in capital                             (16,800)        --
 Increase in cash surrender value of life
   insurance contract                                        (150)      (5,260)
                                                        ---------    ---------

   Net cash provided by investing activities              (16,950)      (5,260)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                              (3,977)     (50,091)
  Increase in long-term debt                                 --         23,261
  Decrease in deferred stock incentive                     (5,281)      28,125
                                                        ---------    ---------

    Net cash provided by financing activities              (9,258)       1,295

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                          (7,139)      24,272

CASH AND CASH EQUIVALENTS - Beginning                      67,438      354,379
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - End                         $  60,299    $ 378,651
                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                            $  20,100    $  38,305
                                                        =========    =========
    Income taxes                                        $    --      $  54,454
                                                        =========    =========







                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited and restated interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's restated financial position as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000 (as restated).

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on restated Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.


NOTE 2 - RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

During the third quarter of 2000, Vicon discovered errors in the prior three years' financial statements resulting from the overstatement of the inventory value in 1999 and 1998 by including approximately $180,000 and $34,000 respectively, worth of inventory items which did not exist. In addition, the financial statements did not reflect the appropriate value for inventory as it pertains to the future usefulness and/or realizable value of much of the slow moving inventory for the years ended December 31, 1999, 1998 and 1997, and as such understated the value of the obsolete inventory by approximately $197,000, $103,000 and $81,000, respectively. In order to correct these errors, the Company's form 10KSB for the year ended December 31, 1999 and the Company's Form 10QSB for the three month periods ended March 31, 2000 and June 30, 2000 have been restated. The effect of these adjustments was an increase in the Company's accumulated deficit at December 31, 1999 of $265,967 and an additional increase in the reserve for obsolescence for the six months ended June 30, 2000 of $12,721.

The restating of the Company's Form 10QSB for the three month period ended June 30, 2000 reflects a change in earnings for this period from the previously reported loss of ($559,000), or ($0.06) a share, to a loss of $(148,473), or ($0.02) a share. The reduction of the loss previously reported for this period was due to the reallocation of some losses to prior reporting periods, when the losses were actually incurred.


NOTE 3 - INVENTORIES

The composition of inventories is as follows:

                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------
                                               (Unaudited)

    Raw materials and Work-in-process           $337,830          $  525,449
    Finished goods                               542,065             565,591
                                                --------          ----------
                                                $879,895          $1,091,040
                                                ========          ==========

NOTE 4 - INCOME TAXES

Under the provisions of SFAS 109 the Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the financial statements or income tax returns.

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001


NOTE 5 - STOCK OPTION PLAN

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


NOTE 6 - SEC INQUIRY

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


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the six months ended June 30, 2001 compared to the same period in 2000 decreased by $120,676. Management attributes this to less consumer spending in 2001, principally for its lamp products.


Cost of Sales

For the six months ended June 30, 2001, the cost of goods sold, as expressed as a percentage of sales, decreased to 68% as compared to 78% for the same period in 2000. Management attributes this decrease to increased sales of higher margin products, and improved efficiencies in purchasing product components.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2001 increased to $507,297 from $476,818 for the six months ended June 30, 2000. Management attributes this to increased marketing and administrative expenses.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Financial Condition of the Company Restated

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                             June 30, 2001       June 30, 2000
                                             -------------       -------------
                                              (Unaudited)       (Unaudited and
                                                                    Restated)

Working Capital                                $1,471,489          $1,786,442
Current ratio                                   6.97 to 1           7.43 to 1
Shareholders' Equity                           $1,590,681          $2,101,627


PART II

Computation of Earnings Per Share Restated (Unaudited)

                                  Six Months Ended              Three Months Ended
                                       June 30,                       June 30,
                              -------------------------     -------------------------
                                  2001           2000           2001          2000
                                  ----           ----           ----          ----
                              (Unaudited)    (Unaudited     (Unaudited)    (Unudited
                              -----------       and         -----------       and
                                              Restated)                     Restated)
                                             ----------                    ----------
Basic:
Average shares outstanding     8,539,069      8,679,069      8,539,069      8,679,069
Diluted                        8,539,069      8,679,069      8,539,069      8,679,069

Net income                    $  (97,767)    $ (196,532)    $  (31,752)    $ (148,473)

Per share amount-basic and
 diluted                           (0.01)         (0.02)         (0.01)         (0.02)







                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                            VICON FIBER OPTICS CORP.
                                  (Registrant)



Date:  September 11, 2001                  /s/Arthur W. Levine
                                           Arthur W. Levine,
                                           President and Chief Executive Officer