Form 10QSB
period 2001-09-30
VICON FIBER OPTICS CORP
filed 2001-11-13
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of each of the issuers classes of common equity, as the latest practicable date is:

Common stock, $.01 par value, 8,539,069 shares outstanding at October 1, 2001.

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
   Balance Sheets as of September 30, 2001 and
   December 31, 2000                                                      1-2

Statements of Operations for the Nine Months Ended
   and Three Months Ended September 30, 2001 and 2000                     3

Statements of Cash Flows for the Nine Months Ended
   September 30, 2001 and 2000                                            4

Notes to Financial Statements                                             5-6

Item 2.  Managements' Discussion and Analysis of Financial
   Condition and Results of Operations                                    6-7


PART II                                                                   7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS


                                     ASSETS


                                                     September 30, 2001   December 31, 2000
                                                     ------------------   -----------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $   136,662          $    67,438
  Accounts receivable- net                                  373,868              394,554
  Inventories                                               805,522            1,091,040
  Income tax receivable                                     310,076              253,219
  Prepaid expenses                                           16,666                7,155
                                                        -----------          -----------
       Total current assets                               1,642,794            1,813,406
                                                        -----------          -----------

PROPERTY AND EQUIPMENT - net of
  accumulated depreciation and amortization                 265,738              308,110
                                                        -----------          -----------

OTHER ASSETS:
  Excess of cost over net assets of
    businesses acquired                                     237,367              248,527
  Deposits                                                    4,487                4,487
  Deferred income taxes                                        --                 87,910
  Miscellaneous other assets                                  6,626                 --
                                                        -----------          -----------
      Total other assets                                    248,480              340,924
                                                        -----------          -----------
      Total assets                                      $ 2,157,012          $ 2,462,440
                                                        ===========          ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     September 30, 2001   December 31, 2000
                                                     ------------------   -----------------
                                                        (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $   236,371          $   341,350
  Current portion of long-term debt                           2,515                3,354
                                                        -----------          -----------
    Total current liabilities                               238,886              344,704

Long-term debt                                              341,038              344,138

Deferred income taxes                                        66,570               70,402
                                                        -----------          -----------
    Total liabilities                                       646,494              759,244
                                                        -----------          -----------

SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,538,069 and 8,554,069 shares, respectively             85,390               85,540
  Additional paid-in capital                              5,982,905            5,999,705
  Deficit                                                (4,554,257)          (4,373,248)
  Deferred stock incentive                                   (3,520)              (8,801)
                                                        -----------          -----------
    Total shareholders' equity                            1,510,518            1,703,196
                                                        -----------          -----------
    Total liabilities and shareholders'
      equity                                            $ 2,157,012          $ 2,462,440
                                                        ===========          ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

                           SEPTEMBER 30, 2001 and 2000


                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                          2001              2000              2001              2000
                                      -----------       -----------       -----------       -----------
REVENUE
Sales                                 $   498,267       $   710,731       $ 1,559,880       $ 1,884,387
Interest income                              --               4,846              --              13,479
                                      -----------       -----------       -----------       -----------
    Total revenue                         498,267           715,577         1,559,880         1,897,866

COST OF GOODS SOLD                        314,576           613,396         1,042,629         1,536,883
                                      -----------       -----------       -----------       -----------

    Gross Margin                          183,691           102,181           517,251           360,983
                                      -----------       -----------       -----------       -----------

OPERATING EXPENSES (INCOME):
  Selling, general and
  administrative expenses                 241,891           180,611           758,701           619,127
  Research and development                   --               3,698             1,600             9,490
  Interest expense                         10,050            10,441            30,150            48,751
  Provisions for doubtful
  accounts                                   --                --                --              32,510
  Other                                      --               1,875              --                --
                                      -----------       -----------       -----------       -----------

TOTAL COSTS AND EXPENSES                  251,941           196,625           790,451           711,753
                                      -----------       -----------       -----------       -----------

Income from reversal of employee
  stock grants                               --              63,281            11,670            63,281
Income (loss) before provision
  for income taxes                        (68,250)          (31,163)         (261,530)         (287,489)

Provision (credit) for income
  taxes                                      --                --             (83,600)          (59,794)
                                      -----------       -----------       -----------       -----------

Net income (loss)                     $   (68,250)      $   (31,163)      $  (177,930)      $  (227,695)
                                      ===========       ===========       ===========       ===========

Income (loss) per common
  share                               $     (0.01)      $     (0.00)      $     (0.02)      $     (0.03)
                                      ===========       ===========       ===========       ===========

AVERAGE NUMBER OF SHARES USED
  IN COMPUTATION:                       8,539,069         8,620,736         8,539,069         8,662,402
                                      ===========       ===========       ===========       ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED


                                                         For the Nine months ended
                                                               September 30,
                                                            2001            2000
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(177,930)      $(227,695)
  Income from reversal of employee stock plan               11,670          63,281

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                           53,532          53,158
    Decrease in accounts receivable                         20,686          76,199
    Decrease in inventory                                  285,518          98,002
    (Increase) in prepaid expenses and other assets        (21,059)        (22,609)
    (Increase) in income tax refunds receivable            (56,857)        (76,661)
    (Increase) decrease in deferred income taxes            87,910        (129,127)
    Increase (decrease) in accounts payable and
    accrued expenses                                      (105,818)         87,415
    (Decrease) in deferred income taxes payable             (3,832)         (7,994)
    (Decrease) in income taxes payable                        --           (25,609)
                                                         ---------       ---------
  Net cash provided (used) by operating
  activities                                                93,820        (111,640)
                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase (decrease) in cash surrender value
    of life insurance contract                                --            90,643
    Decrease in paid in capital                            (16,800)           --
                                                         ---------       ---------
Net cash provided (used in) investing activities           (16,800)         90,643
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                               (2,515)        (59,558)
  Increase in long-term debt                                  --            23,260
  Decrease in deferred stock incentive                      (5,281)         42,188
                                                         ---------       ---------

Net cash provided by (used) in financing activities         (7,796)          5,890

NET INCREASE (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                      69,224         (15,107)

CASH AND CASH EQUIVALENTS - Beginning                       67,438         354,379
                                                         ---------       ---------

CASH AND CASH EQUIVALENTS - End                          $ 136,662       $ 339,272
                                                         =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                             $  30,150       $  48,751
                                                         =========       =========

    Income taxes                                         $    --         $    --
                                                         =========       =========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited and restated interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's restated financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on restated Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------
                                              (Unaudited)

     Raw materials and Work-in-process          $440,628          $  525,449
     Finished goods                              364,894             565,591
                                                --------          ----------
                                                $805,522          $1,091,040
                                                ========          ==========

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

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2001


NOTE 5 - SEC INQUIRY (Continued)

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the nine months ended September 30, 2001 compared to the same period in 2000 decreased by $337,986. Management attributes this to less consumer spending in 2001, principally for its lamp products.

Cost of Sales

For the nine months ended September 30, 2001, the cost of goods sold, as expressed as a percentage of sales, decreased to 67% as compared to 81% for the same period in 2000. Management attributes this decrease to increased sales of higher margin products, and improved efficiencies in purchasing product components.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased to $758,701 from $619,127 for the six months ended September 30, 2000. Management attributes this to extraordinary legal and other expenses connected with the inquiry described in Note 5 above, as well as increased marketing and administrative expenses.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition of the Company Restated

The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                       September 30, 2001   September 30, 2000
                                       ------------------   ------------------
                                           (Unaudited)         (Unaudited)

     Working Capital                       $1,403,908          $1,709,924
     Current ratio                           6.9 to 1            6.5 to 1
     Shareholders' Equity                  $1,510,518          $2,021,244

PART II

Computation of Earnings Per Share Restated (Unaudited)

                                      Nine Months Ended                  Three Months Ended
                                         September 30,                      September 30,
                                -----------------------------       -----------------------------
                                    2001              2000              2001              2000
                                -----------       -----------       -----------       -----------
                                (Unaudited)       (Unaudited)       (Unaudited)        (Unudited)
Basic:
Average shares outstanding        8,539,069         8,662,402         8,539,069         8,620,736
Diluted                           8,539,069         8,662,402         8,539,069         8,620,736

Net income (loss)               $  (177,930)      $  (227,695)      $   (68,250)      $   (31,163)

Per share amount-basic and
  diluted                             (0.02)            (0.03)            (0.01)            (0.00)


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                        VICON FIBER OPTICS CORP.
                                             (Registrant)


Date: November 1, 2001                  /s/  Arthur W. Levine
                                        ---------------------------------------
                                        Arthur W. Levine,
                                        President and Chief Executive Officer