Form 10KSB
period 2001-12-31
VICON FIBER OPTICS CORP
filed 2002-04-23
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001


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

Issuer's revenues for the year ended December 31, 2001:   $2,056,561.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001: $2,052,977.

Number of common shares outstanding on December 31, 2001:  8,554,069

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

Distribution and Sales

During 2001 one customer purchased approximately 19.18% of the Company's products, another customer purchased 13.36% and another two customers purchased 22.90%. The loss of any one or more of these four largest customers by the Company would have a material adverse effect on the Company's business. In 2001, 19.7% of the Company's sales were to foreign customers.

As of December 31, 2001, the Company had a sales backlog of approximately $675,000. The Company believes that the backlog represents firm orders as of that date. As of December 31, 2000 the Company had a backlog of approximately $500,000. The Company believes that the increased backlog is due primarily to the timing of orders from customers.

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

Employees

The Company has 19 full-time employees, of whom two are executives, two are engineers, and one is administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

Item 2.  Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor,
New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately 3.5 years remaining on a four-year lease of space. The building is a two-story concrete block structure. The aggregate annual rental paid by the Company in 2001 and 2000 was approximately $104,076 and $93,127, respectively.

The Company believes that the facilities currently in use are suitable and adequate for its business.

Item 3.  Legal Proceedings

In December 2001, the Company filed a civil legal suit against several of its former officers, as well as against its former independent auditors. This suit was filed with the U.S. District Court, Southern District of New York and alleges, among other things, that the former officers misappropriated Company funds, and falsified certain of the Company's books and records. The suit also alleges that the former auditors failed, among other things, to conduct a number of annual Company audits in accordance with generally accepted auditing standards. The former auditors have filed a counter-claim with the court against the Company alleging that the Company has failed to pay them approximately $53,000 for past services. Because these legal actions are in their initial stages (pre-discovery), Company counsel cannot express an opinion as to the possible outcome, and therefore no provision for possible gain from the Company's suit has been recorded. Refer to pages 28 and 29, "SEC Inquiry," for further information concerning this matter.


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


                                   Bid Prices
                               Low           High
                               ---           ----
         2001
----------------------
First Quarter                0.16             0.50
Second Quarter               0.20             0.45
Third Quarter                0.25             0.60
Fourth Quarter               0.20             0.50

         2000
----------------------
First Quarter                0.875           1.750
Second Quarter               0.468           1.187
Third Quarter                0.437           1.000
Fourth Quarter               0.160           0.500


Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         (b)  Approximate Number of Equity Security Holders

                                     Approximate Number of Record
         Title of Class            Holders as of December 31, 2001

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

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                                          2001            2000
                                          ----            ----
Working Capital                        $ 764,113      $1,468,702
Current Ratio                           2.5 to 1        5.3 to 1
Shareholders' Equity                  $1,270,907      $1,703,196
Net Loss                              $ (420,620)     $ (501,579)

The decrease in working capital at December 31, 2001 was due to the reduction of inventory and the increase in the current portion of long-term debt.

The decrease in shareholders' equity at December 31, 2001 was due to the net loss incurred for the year.

Results of Operations

Year ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the year ended December 31, 2001 as compared to 2000 decreased by 17.8%.

Cost of sales as a percentage of sales decreased to 83.6% for 2001 compared to 89.5% in 2000. The decrease was offset, in part, by a write-off of inventory during the year in the amount of $90,000.

Selling, general and administrative expenses decreased to $746,762 in 2001 as compared to $858,936 in 2000, a decrease of $112,174. Management attributes this to a general reduction in the costs of marketing and administrative expenses.

Item 7.  Financial Statements

                            VICON FIBER OPTICS CORP.

                              FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7


                     YEARS ENDED DECEMBER 31, 2001 and 2000

                            VICON FIBER OPTICS CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
Independent Auditors' Report                                          F-2

Financial Statements:

      Balance Sheet - December 31, 2001 and 2000                      F-3, F-4

Financial Statements for the years
      ended December 31, 2001 and 2000:

       Statements of Operations                                       F-5
       Statements of Shareholders' Equity                             F-6
       Statements of Cash Flows                                       F-7

Notes to Financial Statements                                         F-8 - F-21


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

We have audited the balance sheets of Vicon Fiber Optics Corp. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements have been prepared assuming the Company will continue as a going concern, as discussed in Note 5. The Company is required to pay $335,000 of debentures due June 30, 2002. Based on the current condition of the Company's balance sheet, the payment of these debentures raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these issues are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of the required payment of the debentures.


                                         Todres & Company, LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS


Westbury, New York
March 6, 2002


                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                           DECEMBER 31, 2001 and 2000


                                     ASSETS


                                                           2001              2000
                                                           ----              ----
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)                    $  213,379        $    67,438
 Accounts receivable - Net of allowance for
  uncollectible accounts of $16,775                       320,119            394,554
 Inventories (Note 3)                                     661,800          1,091,040
 Prepaid expenses                                           4,798              7,155
 Income tax benefit (Note 6)                               55,358            253,219
                                                       ----------         ----------

          Total current assets                          1,255,454          1,813,406
                                                       ----------         ----------



PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization (Note 4)                   256,421            308,110
                                                       ----------         ----------



OTHER ASSETS:
 Excess of cost over net assets of
  businesses acquired                                     233,647            248,527
 Deferred income taxes (Note 6)                            87,910             87,910
 Deposits                                                   4,487              4,487
                                                       ----------         ----------

         Total other assets                               326,044            340,924
                                                       ----------         ----------

         Total assets                                  $1,837,919         $2,462,440
                                                       ==========         ==========


                -See accompanying notes to financial statements-


                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                           DECEMBER 31, 2001 and 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           2001               2000
                                                           ----               ----
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 5)            $  338,869        $     3,354

 Accounts payable and accrued expenses                    152,472            341,350
                                                       ----------         ----------

       Total current liabilities                          491,341            344,704

Long-term debt (Note 5)                                     5,269            344,138

Deferred income taxes (Note 6)                             70,402             70,402
                                                       ----------        -----------

       Total liabilities                                  567,012            759,244
                                                       ----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 7)                       -                   -

SHAREHOLDERS' EQUITY:
 Common stock - authorized 20,000,000 shares,
  $.01 par value, issued and outstanding
  8,554,069 shares                                         85,390             85,540
 Additional paid-in capital                             5,982,905          5,999,705
 Deficit                                               (4,793,868)        (4,373,248)
 Deferred stock incentive (Note 8)                         (3,520)            (8,801)
                                                       ----------         -----------

         Total shareholders' equity                     1,270,907          1,703,196
                                                       ----------         ----------

         Total liabilities and
          shareholders' equity                         $1,837,919         $2,462,440
                                                       ==========         ==========


                -See accompanying notes to financial statements-


                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000



                                                          2001              2000
                                                          ----              ----

SALES                                                  $2,056,561     $2,504,028

COST OF GOODS SOLD                                      1,718,447      2,241,571
                                                       ----------     ----------

     Gross margin                                         338,114        262,457
                                                       ----------     ----------

OPERATING EXPENSES:
    Selling, general and administrative expenses          746,762        858,936
   Research and development                                 1,600          1,407
                                                       ----------      ---------

     Total operating expenses                             748,362        860,343
                                                       ----------      ---------

     Loss from operations                                (410,248)      (597,886)
                                                       ----------      ---------

OTHER INCOME (EXPENSES)
    Income from reversal of stock incentive                11,669         65,259
    Interest expense                                      (42,046)       (59,928)
    Interest income and other                              20,005         18,320
                                                       ----------      ---------

       Total other income (expenses)                      (10,372)        23,651
                                                       ----------      ----------

       Loss before income tax benefit                    (420,620)      (574,235)

INCOME TAX BENEFIT (Note 6)                                   -           72,656
                                                       ----------     ----------

       Net loss                                        $ (420,620)    $ (501,579)
                                                       ==========     ==========

LOSS PER COMMON SHARE:
 BASIC AND DILUTED                                     $     (.05)   $      (.06)
                                                       ==========    ===========

AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION:
  BASIC                                                 8,651,985      8,651,985
                                                        =========      =========
  DILUTED                                               8,651,985      8,651,985
                                                        =========      =========



                -See accompanying notes to financial statements-


                            VICON FIBER OPTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


                                              TOTAL
                                            ADDITIONAL                  DEFERRED         SHARE-
                                 COMMON      PAID-IN                     STOCK           HOLDERS'
                                  STOCK      CAPITAL      DEFICIT      INCENTIVE         EQUITY
                                  -----      -------      -------      ---------         ------
Balance - January 1, 2000      86,790      $6,139,288   $(3,871,669)   $(84,375)       $2,270,034

Net Loss                          -               -        (501,579)        -            (501,579)

Reversal of Stock
Incentive                      (1,250)       (139,583)           -       75,574           (65,259)
                              -------     -----------   -----------    --------        ----------

Balance -
 December 31, 2000             85,540       5,999,705    (4,373,248)     (8,801)        1,703,196


Net Loss                          -               -        (420,620)        -            (420,620)

Reversal of Stock
Incentive                        (150)        (16,800)         -          5,281           (11,669)
                              -------       ---------   -----------    --------        ----------



Balance -
 December 31, 2001             85,390      $5,982,905   $(4,793,868)   $ (3,520)       $1,270,907
                              =======      ==========   ===========    ========        ==========



                -See accompanying notes to financial statements-


                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                                                      2001               2000
                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $  (420,620)     $ (501,579)
                                                   -----------      ----------
     Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                      69,453          66,350
     Decrease in accounts receivable                    74,435         258,417
     (Increase) decrease in inventory                  429,240        (116,497)
     Decrease in prepaid expenses and
      other assets                                       2,357          16,448
    Decrease (increase) in income tax benefit          197,861        (148,060)
    Decrease(increase)in deferred tax asset               -             34,696
    Increase (decrease) in accounts payable and
      accrued expenses                                (188,878)        167,023
    (Decrease) in income taxes payable                    -            (25,609)
    Increase in deferred tax liability                    -             11,863
                                                    ----------      ----------
          Total adjustments                            584,468         264,631
                                                    ----------      -----------

  Net cash provided by (used for)
   operating activities                                163,848        (236,948)
                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net               (2,884)         21,245
  Decrease in cash surrender value of life
    insurance contract                                    -             96,027
                                                    ----------       ---------

  Net cash provided by (used for)
   investing activities                                 (2,884)        117,272
                                                    ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                           (3,354)       (102,006)
  Reversal of deferred stock incentive                 (11,669)        (65,259)
                                                    ----------       ----------
   Net cash used for financing activities              (15,023)       (167,265)
                                                    ----------       ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 145,941        (286,941)

CASH AND CASH EQUIVALENTS - Beginning                   67,438         354,379
                                                    ----------       ---------

CASH AND CASH EQUIVALENTS - End                     $  213,379       $  67,438
                                                    ==========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                        $   42,046       $  59,928
                                                    ==========       =========
    Income taxes                                    $     -          $  25,609
                                                    ==========       =========


                -See accompanying notes to financial statements-


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000


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

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimates of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, promissory notes payable and debentures payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2001 and 2000 because of the short-term nature of these instruments.

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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000


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

Major customers of the Company, expressed as a percentage of sales, are summarized as follows:


                                                       Year Ended December 31,
Customer                                               2001               2000
--------                                             --------------------------

    A                                                19.18%              13.30%
    B                                                13.36%              10.60%
    C                                                12.42%               8.30%
    D                                                10.48%               6.60%
    E                                                 9.48%               2.50%
                                                     ------              ------
                                                     64.92%              41.30%
                                                     ======              ======


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Concentration of Credit Risk and Significant Customers (Continued)


Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:



                                                        Year Ended December 31,
Geographic Area                                        2001               2000
---------------                                       --------------------------
    Europe                                              5.3%              2.3%
    Brazil                                              1.0%              2.5%
    Asia                                               13.4%              3.7%
                                                       ----               ---
                                                       19.7%              8.5%
                                                       ====               ===

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


Impairment of Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and when the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. As of December 31, 2001, the Company does not believe impairment of its long-lived assets exists.



NOTE 3 - INVENTORIES

The composition of inventories consist of the following:

                                                   2001                2000
                                                   ----                ----
    Raw materials and Work-in-process          $ 302,594           $  525,449
    Finished goods                               359,206              565,591
                                               ---------           ----------
                                               $ 661,800           $1,091,040
                                               =========           ==========


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000



NOTE 4 - PROPERTY AND EQUIPMENT

The estimated useful lives for depreciation purposes are as follows:

Machinery and equipment                                   3-10 years
Furniture, fixtures and office equipment                  2-10 years
Leasehold improvements                       Lower of lease term or useful life


Property and equipment consists of the following:
                                                         2001             2000
                                                         ----             ----

    Machinery and equipment                            $ 490,217      $ 490,217
    Furniture, fixtures and office equipment              62,043         59,159
    Leasehold improvements                               362,292        362,292
                                                       ---------      ---------
                                                         914,552        911,668
    Accumulated depreciation and amortization           (658,131)      (603,558)
                                                       ---------      ---------
                                                       $ 256,421      $ 308,110
                                                       =========      =========


Depreciation and amortization expense for the years ended December 31, 2001 and 2000 amounted to $54,573 and $54,270, respectively.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                       2001            2000
                                                       ----            ----

    Note payable - Textron (A)                       $  9,138      $  12,492

    Debentures payable (B)                            335,000        335,000
                                                     --------      ---------
                                                      344,138        347,942

    Less:  Current portion                            338,869          3,354
                                                     --------      ---------

                                                     $  5,269      $ 344,138
                                                     ========      =========

    (A) Note payable - Textron represents a five-year note for the purchase of equipment. The note bears interest at 14.349% and will be paid at the rate of $411 per month. Certain machinery is pledged as collateral pursuant to this note.


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

NOTE 5 - LONG-TERM DEBT (Continued)

    (B) Debentures - These are 8% convertible notes due June 30, 2002. Interest will be paid semi-annually until conversion or maturity. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000.

Annual principal payments on long-term debt are as follows:

     Year Ending
    December 31,                                        Amount
    ------------                                        ------

         2002                                           $ 338,869
         2003                                               4,462
         2004                                                 807
         2005                                                 -
                                                        ---------
                                                        $ 344,138
                                                        =========

The required payment of $335,000 of the debentures due June 30, 2002 raises substantial doubt about the Company's ability to continue as a going concern, particularly in light of consecutive operating losses over the past several years. The Company plans to implement significant cost reductions and a liquidation of lamp inventories to raise the cash required to pay the debentures. If the Company is unable to pay the debentures, an alternative payment plan may be pursued with the debenture holders. It is uncertain whether such a plan could be agreed upon.


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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000




NOTE 6 - INCOME TAXES (Continued)

Deferred income taxes consist of the following:

The tax effects of temporary differences that give rise to the Company's deferred tax liability are presented below:
                                                        2001             2000
                                                        ----             ----
Deferred tax assets
    Tax loss carryforward                            $ 87,910         $ 87,910
                                                     ========         ========
Deferred tax liability
    Depreciation                                     $ 70,402         $ 70,402
                                                     ========         ========

The income tax benefits recognized for the years ended December 31, 2001 and 2000 were $0 and $72,656, respectively.

No income tax benefit has been recognized for the net operating loss incurred for the year ended December 31, 2001. In accordance with FAS-109, the Company has determined that, based on the recent history of loss carryforwards, which have not yet been utilized and potential losses in early future years, it is not likely that the most current operating loss carryforwards will be realized in the foreseeable future.

As of December 31, 2001, net operating loss carryforwards total approximately $650,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases warehouse and office space. In 2001, the Company renegotiated its lease and is committed under this agreement for payments through July 2005. The lease requires monthly rental payments and is subject to certain operating cost and real estate tax increments.


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Future rental payments required under this lease agreement for the years ending December 31, are as follows:

                  Year                                 Amount
                  ----                                 ------

                  2002                                $105,377
                  2003                                 108,538
                  2004                                 111,794
                  2005                                  66,340
                  2006 and thereafter                      -

The total rent expense charged to operations for the years ended December 31, 2001 and 2000 was $104,076 and $93,127, respectively.

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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

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

In the third quarter of 2000, certain senior management was suspended from the Company (see Note 12) and certain stock options and restricted stock issues were terminated. As a result, the Company recognized $65,259 of income from the return of 125,000 shares of restricted stock and the reversal of previously expensed deferred compensation. During 2001, the Company recognized $11,669 of income from the return of restricted stock.

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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

NOTE 8 - STOCK OPTION PLAN (Continued)

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

The following summarizes the stock options outstanding under these plans as of December 31, 2001:
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
                              ---------

                              2,310,000
                              =========


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000


NOTE 8 - STOCK OPTION PLAN (Continued)

The following summarizes the activity of shares under option for the two years ended December 31, 2001:

                                         Number                       Per Share
                                           Of                          Option
                                         Shares                         Price                       Value
                                         ------                         -----                       -----
Balance - January 1, 2000                2,670,000                  $ .87 - $1.10                 $ 2,621,450
  Granted                                   -                               -                           -
  Exercised                                 -                               -                           -
  Expired                                   -                               -                           -
  Cancelled                                 -                               -                           -
                                         ---------                  -------------                 -----------
Balance - December 31, 2000              2,670,000                    .87 -  1.10                   2,621,450
  Granted                                   -                               -                           -
  Exercised                                 -                               -                           -
  Expired                                   -                               -                           -
  Cancelled                                 -                               -                           -
                                         ---------                  -------------                 -----------

Balance - December 31, 2001              2,670,000                  $ .87 - $1.10                 $ 2,621,450
                                         =========                  =============                 ===========


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

Short and long-term debt: The carrying amounts of the Company's short-term borrowings, approximate their fair values. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 are as follows:

                                                       Carrying
                                                        Amounts       Fair Value
                                                        -------       ----------
    Cash and cash equivalents                         $ 213,379       $ 213,379
    Short and long-term debt                            344,138         344,138


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000


NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in deposits with HSBC Bank. The investment generally matures within six months and, therefore, subject to little risk. The Company has not incurred losses related to this investment. At December 31, 2001 and 2000, $189,730 and $99,587, respectively was invested at an interest rate, which varies daily. Deposits with HSBC Bank are insured under the FDIC for up to $500,000.

NOTE 11 - SEC INQUIRY

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


                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000


NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

NOTE 13 - LEGAL PROCEEDINGS

In December 2001, the Company filed a civil legal suit against several of its former officers, as well as against its former independent auditors. This suit was filed with the United States District Court, southern District of New York and alleges, among other things, that the former officers misappropriated Company funds, and falsified certain of the Company's books and records. The suit also alleges that the former auditors failed, among other things to conduct a number of annual Company audits in a accordance with generally accepted auditing standards. The former auditors have filed a counter-claim with the court against the Company alleging that the Company has failed to pay them approximately $53,000 for past services. Because these legal actions are in their initial stages (pre-discovery), Company counsel cannot express an opinion as to the possible outcome, and therefore no provision for possible gain from the Company's suit has been recorded. Refer to page 28, "SEC Inquiry," for further information concerning this matter.


Item 8.  Disagreements with Accountants on Accounting and Financial
Disclosure

None.

                                 PART III

Item 9.  Directors, Executive Officers and Board Members

Arthur Levine, Age 45: Director, President, and Chief Executive Officer. Employed by the Company on September 1, 2000. Previous positions include: Chief Operating Officer of General Vision, a retail chain of optical stores; Interim Chief Executive Officer of Skyline Bouquet, a supplier of floral products serving the supermarket industry; Vice President of Corporate Utilities, a consulting firm providing services to Fortune 500 clientele.

Allan Borkowski, Age 61: Director since April 23, 1998. Business and financial consultant for over the past five years. Principal stockholder and President of ASB Consultants, Inc. a privately held business consulting firm. Since June, 1982 he has been Chairman and Chief Executive Officer of Optivest Technologies Corp., a privately held business development company. Formerly, Chairman of the Board of Selvac Corp. through June 1996 and Director of Mehl/Biophile International Corp. until February 1997.

Robert J. Figliozzi, Age 64: Director since April 23, 1998. Executive Vice President of Mehl/ Biophile International Corp. from April 1997 to July 1998. From August 1994 to April 1997, Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. Prior thereto, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange.

Michael J. Funke, Age 58: Director since April 23, 1998. Former Editor/Publisher of the MJF/Ruta Financial Newsletter. Private investment consultant and financial advisor since 1992. Consultant to the Company since July 1996. Employed 1967-1992 by IBM in numerous management and consulting positions. MBA from The Wharton School.

Zachary Liebman, Age 42: Director. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Liebman is a Managing Director in Crestwood Capital Group Corp., which is a consulting firm in assisting emerging growth companies in raising capital, management placements and marketing strategies. Mr. Liebman is a partner in Arthur Miller's Talent Management, Inc., an agency dealing with casting for industrial films and movies.

During 2001, Kenneth Zimmerman, Barry Hawk and Thomas Furey resigned from the Company's Board of Directors.

Former Directors, Executive Officers and Board Members - Resigned During 2001

Kenneth Zimmerman, Age 50: Director since April 23, 1998. Founder and Chief Executive Officer, President and sole stockholder of Kenar Enterprises, Ltd., a privately held women's apparel manufacturer and retailer for the past twenty-one years, which has declared bankruptcy. Former Director of Chic by H.I.S., Inc. listed on the New York Stock Exchange. Kenneth Zimmerman resigned as a Board Member in September 2001.

Barry Hawk. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Hawk is presently the Vice President of Corporate Development for Ferro Foods, Corp., a large specialty food and restaurant supplier serving the Northeast and Mid-Atlantic region. Mr. Hawk is a Founder and Managing Director of Crestwood Capital Group, Corp. In that capacity, he advises companies on investment banking, strategic planning, corporate finance, mergers and acquisitions. Mr. Hawk has developed an expertise in innovative financing techniques and structures for both public and private companies. Prior to that, Mr. Hawk served as President of Win Capital Corp., an N.A.S.D. member Broker/Dealer with three offices nationwide. Mr. Hawk graduated from Yeshiva University with Honors with a BA. in Political Science and Economics and from the University of Maryland School of Law. Barry Hawk resigned as a Board Member in July 2001.

Thomas E. Furey, Jr. Age 61: Director since April 23, 1998. Employed by IBM since 1963. Presently worldwide general manager for technology development, architecture and implementation for the Olympic Games. Prior to this position he was general manager of IBM's Worldwide Network Computing Solutions Unit and has been a leader in the development of IBM's most advanced hardware and software systems. It should be noted that Thomas E. Furey resigned as Board member in April 2001.

Former Directors, Executive Officers and Board Members

Leonard Scrivo, Age 64: Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. It should be noted that Leonard Scrivo resigned as an officer, employee, and Board member in July, 2000.

Les Wasser, Age 58: Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990. It should be noted that Mr. Wasser resigned as a Board member in October, 2000, and ceased being an employee of the Company in February, 2001.

Michael Scrivo, Age 36: Director, Vice-President Operations. Director since April 23, 1998. Employed by the Company since 1988. Son of Leonard Scrivo. It should be noted that Michael Scrivo resigned as an officer, employee and Board member in October, 2000.

Item 10.  Executive Compensation

A. The following summary compensation table sets forth information concerning the annual and long-term compensation for the years ended December 31, 2001, 2000, 1999 and 1998, of those persons who were, (i) serving as the chief executive officer of the Company or acting in a similar capacity during the year and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


                                          Annual          Long-Term Incentive
                                       Compensation              Plans
                                                         Restricted  Stock Name
Name and Principal Position    Year        Total          Shares(#)  Options(#)
---------------------------    ----        -----          ---------  ----------

Arthur Levine                  2001      $135,000*               0      100,000
                               2000      $135,000*               0      100,000

Former President, CEO and
Chairman of the Board

Leonard Scrivo                 1999      $109,000*               0            0
                               1998       116,192           75,000      150,000


         *Executive Compensation Expense for the year ended December 31, 2000:

                                    Months Employed             Compensation
                                    ---------------             ------------
         Arthur Levine              September - December           $44,135
         Leonard Scrivo             January - July                 $64,981

A.   Option grants in last fiscal year for named executive officers: 100,000

B.   Options exercised during the last fiscal year:  None.

C.   Fiscal year end option values for named executive officers:

                                Unexercised    Value of Unexercised in-
     Name                        Options (#)     the-money Options ($)
     -----                       -----------     ---------------------

Leonard Scrivo                      200,000             $ -0-
Arthur Levine                       100,000             $ -0-

Directors' Compensation

     No director receives any compensation for attending Board meetings.

Item 11.  Security Ownership and Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2001 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:

                            Number of              Approximate % of
    Name                   Shares Owned            Outstanding Shares
    ----                   ------------            ------------------

Allan Borkowski (2)(3)        241,000                      2.8%
Michael J. Funke (4)           70,100                      0.8%
Thomas E. Furey, Jr. (1)       20,000                      0.2%


Directors and Executive       311,100                      3.6%
Officers as a group
(1)(2)(3)(4)(5)


Former Directors
Leonard Scrivo                967,978                     11.3%
Les Wasser                    130,000                      1.5%
Michael Scrivo (1)            105,000                      1.2%


Other Owners Over 5%
Donald J. Unger               980,000                     11.5%
Joseph Cooper                 557,478                      6.5%

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

(a)      Financial Statements

The following statements of Vicon Fiber Optics Corp. are included in
Part II, Item 7:

                                                                         Page
                                                                         ----
Audit Report of Todres & Company LLP                                     10
Financial Statements:
Balance Sheet - December 31, 2001 and 2000                               11-12
Statements of Operations - Years ended
 December 31, 2001 and 2000                                              13
Statements of Shareholders' Equity -
Years ended December 31, 2001 and 2000                                   14
Statements of Cash Flows - Years ended
December 31, 2001 and 2000                                               15
Notes to Financial Statements - December 31, 2001
  and 2001                                                               16-30

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

        Signature                Title                        Date
        ---------                -----                        ----

/s/Arthur W. Levine      Director, President, Chief
ARTHUR W. LEVINE         Executive Officer and Chief
                         Financial Officer

/s/Robert J. Figliozzi   Director
ROBERT J. FIGLIOZZI

/s/Allan Borkowski       Director
ALLAN BORKOWSKI

/s/Michael J. Funke      Director
MICHAEL J. FUNKE

/s/Zachary Liebman       Director
ZACHARY LIEBMAN