Form 10QSB
period 2002-03-31
VICON FIBER OPTICS CORP
filed 2002-05-15
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date is:

Common stock, $.01 par value, 8,539,069 shares outstanding at March 31, 2002.

                            Vicon Fiber Optics Corp.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2002

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                                 MARCH 31, 2002

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of March 31, 2002 and
  December 31, 2001                                                          1-2

Statements of Operations for the Three Months Ended
  March 31, 2002 and 2001                                                      3

Statements of Cash Flows for the Three Months Ended
  March 31, 2002 and 2001                                                      4

Notes to Financial Statements                                                5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                            6

PART II                                                                        7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                              March 30, 2002   December 31, 2001
                                              --------------   -----------------
                                                (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                     $  160,171        $  213,379
  Accounts receivable - net of
    allowance for uncollectible accounts           335,845           320,119
  Inventories (Note 2)                             690,454           661,800
  Income tax benefit                                55,358            55,358
  Prepaid expenses and other
   current assets                                    4,798             4,798
                                                ----------        ----------

       Total current assets                      1,246,626         1,255,454
                                                ----------        ----------

PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization         242,177           256,421
                                                ----------        ----------

OTHER ASSETS:
 Deferred income taxes                              87,910            87,910

  Excess of cost over net assets of
   businesses acquired                             229,927           233,647
  Deposits                                           4,487             4,487
                                                ----------        ----------

      Total other assets                           322,324           326,044
                                                ----------        ----------

      Total assets                              $1,811,127        $1,837,919
                                                ==========        ==========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31, 2002      December 31, 2001
                                                       --------------      -----------------
                                                        (Unaudited)
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                 $   164,456           $   152,472

  Current portion of long-term debt                         338,869               338,869
                                                        -----------           -----------

    Total current liabilities                               503,325               491,341

Long-term debt                                                4,036                 5,269

Deferred income taxes                                        70,402                70,402
                                                        -----------           -----------

    Total liabilities                                       577,763               567,012
                                                        -----------           -----------

SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,538,069                                                85,390                85,390

  Additional paid-in capital                              5,982,905             5,982,905

  Deficit                                                (4,831,411)           (4,793,868)

  Deferred stock incentive                                   (3,520)               (3,520)
                                                        -----------           -----------

    Total shareholders' equity                            1,233,364             1,270,907
                                                        -----------           -----------

    Total liabilities and shareholders'
      equity                                            $ 1,811,127           $ 1,837,919
                                                        ===========           ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                       2002            2001
                                                    -----------     -----------

Sales                                               $   476,848     $   613,238

Cost of goods sold                                      201,043         429,956
                                                    -----------     -----------

    Gross Margin                                        275,805         183,282
                                                    -----------     -----------

OTHER COSTS AND EXPENSES:
  Selling, general and administrative expenses          302,963         260,997
  Interest expense                                       10,384          10,050
                                                    -----------     -----------

TOTAL OTHER COSTS AND EXPENSES                          313,347         271,047
                                                    -----------     -----------

Loss before income tax benefit                          (37,542)        (87,765)

Income tax benefit                                           --          21,750
                                                    -----------     -----------

Net loss                                            $   (37,542)    $   (66,015)
                                                    ===========     ===========

INCOME (LOSS) PER COMMON SHARE:

  Net loss                                                  .xx     $      (.01)
                                                    ===========     ===========

AVERAGE NUMBER OF SHARES USED
  IN COMPUTATION:                                     8,539,069       8,554,069
                                                    ===========     ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                        2002            2001
                                                     ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $ (37,543)      $ (66,015)
                                                     ---------       ---------

Adjustments for non-cash items include in
  net income:
    Depreciation and amortization                       17,964          17,844
    (Increase) decrease in accounts receivable         (15,726)        (56,939)
    (Increase) decrease in inventory                   (28,654)        168,555
    (Increase) decrease in prepaid expenses
      and other assets                                      --         (24,948)
    Increase (decrease) in accounts payable and
      accrued expenses                                  11,984              --
    (Decrease) in deferred income taxes                     --         (63,035)
                                                     ---------       ---------

      Total adjustments                                (14,432)         41,477
                                                     ---------       ---------

Net cash used for operating activities                 (51,975)        (24,538)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                           (1,233)         (2,062)
                                                     ---------       ---------

Net cash used for financing activities                  (1,233)         (2,062)
                                                     ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (53,208)        (26,600)

CASH AND CASH EQUIVALENTS - Beginning                  213,379          67,438
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS - End                      $ 160,171       $  40,838
                                                     =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
    Interest                                         $  20,100       $  10,050
                                                     =========       =========
    Income taxes                                     $      --       $      --
                                                     =========       =========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                            March 31, 2002   December 31, 2001
                                            --------------   -----------------
                                             (Unaudited)

    Raw materials and Work-in-process          $355,035          $302,594
    Finished goods                              335,419           359,206
                                               --------          --------

                                               $690,454          $661,800
                                               ========          ========

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense. Net operating loss carry-forwards are available to the Company in the approximate amount of $650,000.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended March 31, 2002 compared to the same period in 2001 decreased by $136,390. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions.

Cost of Sales

Cost of sales for the three months ended March 31, 2002, decreased to 42% as compared to 70% for the same period in 2001. Management attributes this significant decrease principally to several write offs for the three months ended March 31, 2001, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit margin than the Company's fiber optic lamps, increased as a percentage of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2002 increased to $302,963 from $260,997 for the three months ended March 31, 2001. Management attributes this to increased legal expenses.

Interest Expense

Interest expense increased slightly to $10,384 for the three months ended March 31, 2002, up from $10,050 for the three months ended March 31, 2001. These amounts primarily represent interest paid on the Company's outstanding convertible notes in the respective three month periods.

PART II

Items 1-6 not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                            VICON FIBER OPTICS CORP.
                                  (Registrant)


Date: May 15, 2002                            /s/ Arthur W. Levine
      ------------                            ----------------------------------
                                              Arthur W. Levine,
                                              President, Chief Executive Officer