Form 10QSB
period 2002-06-30
VICON FIBER OPTICS CORP
filed 2002-08-16
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Common stock, $.01 par value, 8,539,069 shares outstanding at June 30, 2002.

                            Vicon Fiber Optics Corp.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                                  JUNE 30, 2002

                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of June 30, 2002 and
 December 31, 2001                                                           1-2

Statements of Operations for the Six Months and Three Ended
 June 30, 2002 and 2001                                                        3

Statements of Cash Flows for the Six Months Ended June 30,2002 and 2001        4

Notes to Financial Statements                                                5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                            6


PART II                                                                        7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                        June 30,    December 31,
                                                          2002         2001
                                                       ----------   ----------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  137,184   $  213,379
  Accounts receivable - net of
  allowance for uncollectible accounts                    308,598      320,119
  Inventories (Note 2)                                    643,535      661,800
  Income tax benefit                                       93,358       55,358
  Prepaid expenses and other
   current assets                                           4,798        4,798
                                                       ----------   ----------
Total current assets                                    1,187,473    1,255,454
                                                       ----------   ----------
PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization                227,933      256,421
                                                       ----------   ----------
OTHER ASSETS:
 Deferred income taxes                                     87,910       87,910

  Excess of cost over net assets of
   businesses acquired                                    226,207      233,647
  Deposits                                                  4,487        4,487
                                                       ----------   ----------
      Total other assets                                  318,604      326,044
                                                       ----------   ----------
      Total assets                                     $1,734,010   $1,837,919
                                                       ==========   ==========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        June 30,    December 31,
                                                          2002         2001
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $   131,858    $   152,472

  Current portion of long-term debt                        3,869        338,869
                                                     -----------    -----------
    Total current liabilities                            135,727        491,341

Long-term debt                                           337,762          5,269

Deferred income taxes                                     70,402         70,402
                                                     -----------    -----------
    Total liabilities                                    543,891        567,012
                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
   $.01 par value, issued and outstanding
   8,538,069                                              85,390         85,390

  Additional paid-in capital                           5,982,905      5,982,905

  Deficit                                             (4,874,656)    (4,793,868)

  Deferred stock incentive                                (3,520)        (3,520)
                                                     -----------    -----------
    Total shareholders' equity                         1,190,119      1,270,907
                                                     -----------    -----------
    Total liabilities and shareholders'
     equity                                          $ 1,734,010    $ 1,837,919
                                                     ===========    ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                           Three Month Ended                  Six Months Ended
                                                               June 30,                          June 30,
                                                        2002              2001              2002              2001
                                                    -----------       -----------       -----------       -----------
Sales                                               $   411,181       $   448,375       $   888,035       $ 1,061,613

Cost of goods sold                                      208,612           297,297           423,035           727,253
                                                    -----------       -----------       -----------       -----------
    Gross Margin                                        202,569           151,078           464,999           334,360
                                                    -----------       -----------       -----------       -----------
OTHER COSTS AND EXPENSES:
  Selling, general and administrative expenses          273,804           246,300           563,354           507,297

  Interest expense                                       10,384            10,050            20,434            20,100
                                                    -----------       -----------       -----------       -----------
TOTAL OTHER COSTS AND EXPENSES                          283,854           244,680           583,788           515,727
                                                    -----------       -----------       -----------       -----------

Loss before income tax benefit                          (81,285)          (93,602)         (118,789)         (181,367)
Income tax benefit                                       38,000            61,850            38,000            83,600
                                                    -----------       -----------       -----------       -----------
Net loss                                            $   (43,185)      $   (31,752)      $   (80,789)      $   (97,767)
                                                    ===========       ===========       ===========       ===========
INCOME (LOSS) PER COMMON SHARE:
  Net loss                                                  .xx       $      (.01)      $      (.01)      $      (.01)
                                                    ===========       ===========       ===========       ===========
AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION:                                    $ 8,539,069       $ 8,539,069       $ 8,539,069       $ 8,539,069
                                                    ===========       ===========       ===========       ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (80,789)   $ (97,767)
                                                         ---------    ---------
Adjustments for non-cash items include in
 net income:
  Depreciation and amortization                             35,928       35,688
  (Increase) decrease in accounts receivable                11,522      (52,024)
  (Increase) decrease in inventory                          18,265      211,145
  (Increase) decrease in prepaid expenses
    and other assets                                            --         (942)
 (Increase) decrease in income tax refunds
    receivable                                             (38,000)    (172,240)
  Increase (decrease) in accounts payable and
    accrued expenses                                       (20,614)     (96,749)
  (Decrease) in deferred income taxes                           --       87,910
                                                         ---------    ---------
    Total adjustments                                        7,101      116,836
                                                         ---------    ---------
Net cash used for operating activities                     (73,688)     (19,069)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in paid in capital                                   --      (16,800)

  Increase in cash surrender value of life
     insurance contract                                         --         (150)
                                                         ---------    ---------
                                                                --      (16,950)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                               (2,507)      (3,977)
  Decrease in deferred stock incentive                          --       (5,281)
                                                         ---------    ---------
     Net cash provided by financial activities              (2,507)      (3,977)

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS         (76,195)      (7,139)

CASH AND CASH EQUIVALENTS - Beginning                      213,379       67,438
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS - End                          $ 137,184    $  60,299
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                             $  20,100    $  20,100
                                                         =========    =========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                           June 30, 2002    December 31, 2001
                                           -------------    -----------------
                                           (Unaudited)
                                           -----------
Raw materials and Work-in-process            $317,691           $302,594
Finished goods                                325,844            359,206
                                             --------           --------
                                             $643,535           $661,800
                                             ========           ========


NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense. Net operating loss carry-forwards are available to the Company in the approximate amount of $650,000.

NOTE 3 - SUBCEQUENT EVENT

Subsequent to June 30, 2002 The Company entered into an agreement extending the maturity of the notes payable to June 30, 2003. The notes will continue to bear interest at 12%. The exercise date of certain warrants originally issued in conjunction with these notes were extended to June 30, 2005. Further The Company agreed to issue warrants for an additional 335,000 shares.
Exercisable at $.50 through June 30, 2005

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended June 30, 2002 compared to the same period in 2001 decreased by $37,194. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions.

Cost of Sales

Cost of sales for the six months ended June 30, 2002, decreased to 50% as compared to 66% for the same period in 2001. Management attributes this significant decrease principally to several write offs for the six months ended June 30, 2002, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit margin than the Company's fiber optic lamps, increased as a percentage of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2002 increased to $273,804 from $246,300 for the three months ended June 30, 2001. Management attributes this to increased legal expenses.

Interest Expense

Interest expense increased slightly to $10,384 for the three months ended June 30, 2002, up from $10,050 for the six months ended June 30, 2002. These amounts primarily represent interest paid on the Company's outstanding convertible notes in the respective three month periods.

PART II

Items 1-6 not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                              VICON FIBER OPTICS CORP.
                                                  (Registrant)



Date: May 15, 2002                            /s/Arthur W. Levine
      ------------                            -------------------
                                              Arthur W. Levine,
                                              President, Chief Executive Officer