Form 10QSB/A
period 2002-06-30
VICON FIBER OPTICS CORP
filed 2002-08-28
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               FORM 10-QSB AMENDED

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

                            Vicon Fiber Optics Corp.

                         FINANCIAL STATEMENTS - AMENDED
                                   (UNAUDITED)

                                  JUNE 30, 2002

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                                  JUNE 30, 2002

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of June 30, 2002 and
  December 31, 2001                                                         1-2

Statements of Operations for the Six Months and Three Ended
  June 30, 2002 and 2001                                                    3

Statements of Cash Flows for the Six Months
  Ended June 30, 2002 and 2001                                              4

Notes to Financial Statements                                               5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                         6

PART II                                                                     7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                               June 30, 2002   December 31, 2001
                                               -------------   -----------------
                                                (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                        $  137,184       $  213,379
Accounts receivable - net of
 allowance for uncollectible accounts               308,598          320,119
Inventories (Note 2)                                643,535          661,800
Income tax benefit                                   93,358           55,358
Prepaid expenses and other
 current assets                                       4,798            4,798
                                                 ----------       ----------

Total current assets                              1,187,473        1,255,454
                                                 ----------       ----------

PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization          227,933          256,421
                                                 ----------       ----------

OTHER ASSETS:
 Deferred income taxes                               87,910           87,910

Excess of cost over net assets of
  businesses acquired                               226,207          233,647
Depreciation                                          4,487            4,487
                                                 ----------       ----------

      Total other assets                            318,604          326,044
                                                 ----------       ----------

      Total assets                               $1,734,010       $1,837,919
                                                 ==========       ==========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        June 30, 2002   December 31, 2001
                                                        -------------   -----------------
                                                         (Unaudited)
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                  $   131,858       $   152,472

  Current portion of long-term debt                            3,869           338,869
                                                         -----------       -----------

    Total current liabilities                                135,727           491,341

Long-term debt                                               337,762             5,269

Deferred income taxes                                         70,402            70,402
                                                         -----------       -----------

    Total liabilities                                        543,891           567,012
                                                         -----------       -----------

SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
   $.01 par value, issued and outstanding 8,538,069           85,390            85,390

  Additional paid-in capital                               5,982,905         5,982,905

  Deficit                                                 (4,874,656)       (4,793,868)

  Deferred stock incentive                                    (3,520)           (3,520)
                                                         -----------       -----------

    Total shareholders' equity                             1,190,119         1,270,907
                                                         -----------       -----------

    Total liabilities and shareholders'
     equity                                              $ 1,734,010       $ 1,837,919
                                                         ===========       ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                         Three Month Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                        2002             2001               2002              2001
                                                        ----             ----               ----              ----
Sales                                               $   411,181       $   448,375       $   888,035       $ 1,061,613

Cost of goods sold                                      208,612           297,297           423,036           727,253
                                                    -----------       -----------       -----------       -----------

    Gross Margin                                        202,569           151,078           464,999           334,360
                                                    -----------       -----------       -----------       -----------

OTHER COSTS AND EXPENSES:
  Selling, general and administrative expenses          273,804           246,300           563,354           507,297
  Reversal of stock incentive                                --           (11,670)               --           (11,670)
  Interest expense                                       10,050            10,050            20,434            20,100
                                                    -----------       -----------       -----------       -----------

TOTAL OTHER COSTS AND EXPENSES                          283,854           244,680           583,788           515,727
                                                    -----------       -----------       -----------       -----------

Loss before income tax benefit                          (81,285)          (93,602)         (118,789)         (181,367)
Income tax benefit                                       38,000            61,850            38,000            83,600
                                                    -----------       -----------       -----------       -----------

Net loss                                            $   (43,285)      $   (31,752)      $   (80,789)      $   (97,767)
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
                                                    ===========       ===========       ===========       ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                              2002            2001
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $ (80,789)      $ (97,767)
                                                           ---------       ---------

Adjustments for non-cash items include in
 net income:
  Depreciation and amortization                               35,928          35,688
  Decrease in accounts receivable                             11,522          52,024
  Decrease in inventory                                       18,265         211,145
  (Increase) in prepaid expenses and other assets                 --            (942)
  (Increase) in income tax refunds receivable                (38,000)       (172,240)
  (Decrease) in accounts payable and accrued expenses        (20,614)        (96,749)
  Increase in deferred income taxes                               --          87,910
                                                           ---------       ---------

    Total adjustments                                          7,101         116,836
                                                           ---------       ---------

Net cash used for operating activities                       (73,688)         19,069
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Decrease) in paid in capital                                   --         (16,800)

  (Increase) in cash surrender value of life
    insurance contract                                            --            (150)
                                                           ---------       ---------
                                                                  --         (16,950)
                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (2,507)         (3,977)
  Decrease in deferred stock incentive                            --          (5,281)
                                                           ---------       ---------

Net cash used for financial activities                        (2,507)         (9,258)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (76,195)         (7,139)

CASH AND CASH EQUIVALENTS - Beginning                        213,379          67,438
                                                           ---------       ---------

CASH AND CASH EQUIVALENTS - End                            $ 137,184       $  60,299
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

NOTE 3 - SUBCEQUENT EVENT

Subsequent to June 30, 2002 The Company entered into an agreement extending the maturity of the notes payable to June 30, 2003. The notes will continue to bear interest at 12%. The exercise date of certain warrants originally issued in conjunction with these notes was extended to June 30, 2005. Further The Company agreed to issue warrants for an additional 335,000 shares. Exercisable at $.50 through June 30, 2005.

NOTE 4 - AMENDMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The June 30, 2002 financial statements of the Company that were included in the Form 10-QSB, dated August 15, 2002, inadvertently contained errors due to the mechanical transmission of data. These errors are corrected in these amended financial statements.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended June 30, 2002 compared to the same period in 2001 decreased by $37,194. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions.

Cost of Sales

Cost of sales for the six months ended June 30, 2002 decreased to 50% as compared to 66% for the same period in 2001. Management attributes this significant decrease principally to several write offs for the six months ended June 30, 2001, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit margin than the Company's fiber optic lamps, increased as a percentage of total sales.

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


Date: August 27, 2002                     /s/ Arthur W. Levine
                                          ----------------------------------
                                          Arthur W. Levine,
                                          President, Chief Executive Officer