Form 10QSB
period 2002-09-30
VICON FIBER OPTICS CORP
filed 2002-11-13
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Common stock, $.01 par value, 8,539,069 shares outstanding at September 30, 2002.

                            Vicon Fiber Optics Corp.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 2002

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of September 30, 2002 and
 December 31, 2001                                                        1-2

Statements of Operations for the Three Months and Nine Months Ended
 September 30, 2002 and 2001                                                3

Statements of Cash Flows for the Nine Months Ended September 30,
 2002 and 2001                                                              4

Notes to Financial Statements                                             5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                         6

PART II                                                                     7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                      September 30, 2002
                                                         (Unaudited)        December 31, 2001
                                                      ------------------    -----------------
CURRENT ASSETS:
Cash                                                      $  105,322            $  213,379
Accounts receivable - net of
  allowance for uncollectible accounts                       280,436               320,119
Inventories                                                  612,200               661,800
Income tax benefit                                            93,358                55,358
Prepaid expenses and other
 current assets                                                3,281                 4,798
                                                          ----------            ----------

Total current assets                                       1,094,596             1,255,454
                                                          ----------            ----------

PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization                   213,689               256,421
                                                          ----------            ----------

OTHER ASSETS:
 Deferred income taxes                                        87,910                87,910

Excess of cost over net assets of
 businesses acquired - net of accumulated amortization       222,487               233,647
Deposits                                                       4,487                 4,487
                                                          ----------            ----------

      Total other assets                                     314,884               326,044

      Total assets                                        $1,623,170            $1,837,919
                                                          ==========            ==========

                -See accompanying notes to financial statement-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30, 2002
                                                     (Unaudited)      December 31, 2001
                                                 ------------------   -----------------
CURRENT LIABILITIES:

Accounts payable and accrued expenses               $   134,341          $   152,472

Current portion of long-term debt                       337,327              338,869
                                                    -----------          -----------

    Total current liabilities                           471,668              491,341

Long-term debt                                            3,342                5,269

Deferred income taxes                                    70,402               70,402
                                                    -----------          -----------

    Total liabilities                                   545,412              567,012
                                                    -----------          -----------

SHAREHOLDERS' EQUITY:
Common stock - authorized 20,000,000 shares,
 $.01 par value, issued and outstanding 8,538,069        85,390               85,390

Additional paid-in capital                            5,982,905            5,982,905

Accumulated Deficit                                  (4,987,017)          (4,793,868)

Deferred stock incentive                                 (3,520)              (3,520)
                                                    -----------          -----------

    Total shareholders' equity                        1,077,758            1,270,907
                                                    -----------          -----------

    Total liabilities and shareholders'
     equity                                         $ 1,623,170          $ 1,837,919
                                                    ===========          ===========

                -See accompanying notes to financial statement-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                   Three Month Ended             Nine Months Ended
                                                                      September 30,                September 30,
                                                               --------------------------    --------------------------
                                                                   2002           2001           2002           2001
REVENUE
Sales                                                          $   435,700    $   498,267    $ 1,323,734    $ 1,559,880

Cost of goods sold                                                 238,059        314,576        649,938      1,042,629
                                                               -----------    -----------    -----------    -----------

Gross Margin                                                       197,641        183,691        273,786        517,251
                                                               -----------    -----------    -----------    -----------

OTHER COSTS AND EXPENSES:
Selling, general and administrative expenses                       300,638        241,891        874,149        758,701
Research and Development                                                                                          1,600
Interest expense                                                    10,362         10,050         30,796         30,150
                                                               -----------    -----------    -----------    -----------

TOTAL OTHER COSTS AND EXPENSES                                     311,000        251,941        904,945        790,451
                                                               -----------    -----------    -----------    -----------

Income from reversal of employee
  Stock Grants                                                          --             --             --         11,670
                                                               -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                   (113,359)       (68,250)      (631,159)      (261,530)

Provision (credit) for income taxes                                                              (38,000)       (83,600)
                                                               -----------    -----------    -----------    -----------

Net loss                                                          (113,359)       (68,250)      (193,149)      (177,930)
                                                               ===========    ===========    ===========    ===========

INCOME (LOSS) PER COMMON SHARE:

Net loss                                                             (0.01)         (0.01)         (0.02)         (0.02)
                                                               ===========    ===========    ===========    ===========

AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION:                                                 8,539,069      8,539,069      8,539,069      8,539,069
                                                               ===========    ===========    ===========    ===========

                -See accompanying notes to financial statement-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                          2002         2001
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                ($193,149)   ($177,930)
      Income from reversal of employee stock plan              --       11,670
                                                        ---------    ---------

                                                         (193,149)    (166,260)

Adjustments for non-cash items include in
 net income:
Depreciation and amortization                              53,892       53,532
Increase (Decrease) in accounts receivable                 39,683       20,686
Increase (Decrease) in inventory                           49,600      285,518
     (Increase)  in prepaid expenses and other assets       1,517      (21,059)
     (Increase) in income tax refunds receivable          (38,000)     (56,857)
     Increase (decrease) in accounts payable and               --       87,910
     accrued expenses                                      18,131     (105,818)
    (Decrease) in deferred income taxes                         0       (3,832)
                                                        ---------    ---------
Total adjustments                                          88,561      260,080
                                                        ---------    ---------
Net cash (used) for operating activities                 (104,588)      93,820
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in cash surrender value of life
     Decrease in paid in capital                               --      (16,800)
                                                        ---------    ---------
Net cash provided (used in) investing activities               --      (16,800)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                (3,469)      (2,515)
Decrease in deferred stock incentive                           --       (5,281)
                                                        ---------    ---------

Net cash provided by (used) financial activities           (3,469)      (7,796)
                                                        ---------    ---------

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS       (108,057)      69,224
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - Beginning                     213,379       67,438

CASH AND CASH EQUIVALENTS - End                           105,322      136,662
                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
Interest                                                $  20,100    $  30,150
                                                        =========    =========

                -See accompanying notes to financial statement-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                      September 30, 2002      December 31, 2001
                                      ------------------      -----------------
                                         (Unaudited)

Raw materials and Work-in-process          $310,195                $302,594
    Finished goods                          302,005                 359,206
                                           --------                --------

                                           $612,200                $661,800
                                           ========                ========

NOTE 3 - INCOME TAXES

Investment tax credits are applied, if available, as a reduction of income tax expense. Net operating loss carry-forwards are available to the Company in the approximate amount of $650,000.

NOTE 3 - LONG TERM DEBIT

The Company entered into an agreement extending the maturity of the notes payable to June 30, 2003. The notes will continue to bear interest at 12%. The exercise date of certain warrants originally issued in conjunction with these notes were extended to June 30, 2005. Further The Company agreed to issue warrants for an additional 335,000 shares. Exercisable at $.50 through September 30, 2005

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended September 30, 2002 compared to the same period in 2001 decreased by $62,567. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions.

Cost of Sales

Cost of sales for the nine months ended September 30, 2002, decreased to 49% as compared to 66% for the same period in 2001. Management attributes this significant decrease principally to several write offs for the nine months ended September 30, 2002, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit margin than the Company's fiber optic lamps, increased as a percentage of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2002 increased to $311,794 from $241,891 for the three months ended September 30, 2001. Management attributes this to increased legal expenses.

Interest Expense

Interest expense increased slightly to $10,362 for the three months ended September 30, 2002, up from $10,050 for the nine months ended September 30, 2002. These amounts primarily represent interest paid on the Company's outstanding convertible notes in the respective three month periods.

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


Date: November 12, 2002                       /s/Arthur W. Levine
                                              -------------------
                                              Arthur W. Levine,
                                              President, Chief Executive Officer