Form 10QSB/A
period 2002-09-30
VICON FIBER OPTICS CORP
filed 2002-11-21
CIK 718396

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

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                      September 30, 2002
                                                         (Unaudited)        December 31, 2001
                                                      ------------------    -----------------
CURRENT ASSETS:
Cash                                                      $  105,322            $  213,379
Accounts receivable - net of
  allowance for uncollectible accounts                       280,436               320,119
Inventories                                                  612,200               661,800
Income tax benefit                                            93,358                55,358
Prepaid expenses and other
 current assets                                                3,281                 4,798
                                                          ----------            ----------

Total current assets                                       1,094,597             1,255,454
                                                          ----------            ----------

PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization                   213,689               256,421
                                                          ----------            ----------

OTHER ASSETS:
 Deferred income taxes                                        87,910                87,910

Excess of cost over net assets of
 businesses acquired - net of accumulated amortization       222,487               233,647
Deposits                                                       4,487                 4,487
                                                          ----------            ----------

      Total other assets                                     314,884               326,044

      Total assets                                        $1,623,170            $1,837,919
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
                                                    ===========          ===========

                -See accompanying notes to financial statement-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                   Three Month Ended             Nine Months Ended
                                                                      September 30,                September 30,
                                                               --------------------------    --------------------------
                                                                   2002           2001           2002           2001
REVENUE
Sales                                                          $   435,700    $   498,267    $ 1,323,734    $ 1,559,880

Cost of goods sold                                                 238,059        314,576        649,938      1,042,629
                                                               -----------    -----------    -----------    -----------

Gross Margin                                                       197,641        183,691        673,786        517,251
                                                               -----------    -----------    -----------    -----------

OTHER COSTS AND EXPENSES:
Selling, general and administrative expenses                       300,638        241,891        874,139        758,701
Research and Development                                                                                          1,600
Interest expense                                                    10,362         10,050         30,796         30,150
                                                               -----------    -----------    -----------    -----------

TOTAL OTHER COSTS AND EXPENSES                                     311,000        251,941        904,935        790,451
                                                               -----------    -----------    -----------    -----------

Income from reversal of employee
  Stock Grants                                                          --             --             --         11,670
                                                               -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                   (113,359)       (68,250)      (231,149)      (261,530)

Provision (credit) for income taxes                                                              (38,000)       (83,600)
                                                               -----------    -----------    -----------    -----------

Net loss                                                          (113,359)       (68,250)      (193,149)      (177,930)
                                                               ===========    ===========    ===========    ===========

INCOME (LOSS) PER COMMON SHARE:

Net loss                                                             (0.01)         (0.01)         (0.02)         (0.02)
                                                               ===========    ===========    ===========    ===========

AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION:                                                 8,539,069      8,539,069      8,539,069      8,539,069
                                                               ===========    ===========    ===========    ===========

                -See accompanying notes to financial statement-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                          2002         2001
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                ($193,149)   ($177,930)
      Income from reversal of employee stock plan              --       11,670
                                                        ---------    ---------

                                                         (193,149)    (166,260)

Adjustments for non-cash items include in
 net income:
Depreciation and amortization                              53,892       53,532
Increase (Decrease) in accounts receivable                 39,683       20,686
Increase (Decrease) in inventory                           49,600      285,518
     (Increase)  in prepaid expenses and other assets       1,517      (21,059)
     (Increase) in income tax refunds receivable          (38,000)     (56,857)
     Increase (decrease) in accounts payable and               --       87,910
     accrued expenses                                     (18,131)    (105,818)
    (Decrease) in deferred income taxes                         0       (3,832)
                                                        ---------    ---------
Total adjustments                                          88,561      260,080
                                                        ---------    ---------
Net cash (used) for operating activities                 (104,588)      93,820
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in cash surrender value of life
     Decrease in paid in capital                               --      (16,800)
                                                        ---------    ---------
Net cash provided (used in) investing activities               --      (16,800)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                (3,469)      (2,515)
Decrease in deferred stock incentive                           --       (5,281)
                                                        ---------    ---------

Net cash provided by (used) financial activities           (3,469)      (7,796)
                                                        ---------    ---------

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS       (108,057)      69,224
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - Beginning                     213,379       67,438

CASH AND CASH EQUIVALENTS - End                           105,322      136,662
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

Cost of Sales

Cost of sales for the nine months ended September 30, 2002, decreased to 49% as compared to 66% for the same period in 2001. Management attributes this significant decrease principally to several write offs for the nine months ended September 30, 2001, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit margin than the Company's fiber optic lamps, increased as a percentage of total sales.

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