Form 10KSB
period 2002-12-31
VICON FIBER OPTICS CORP
filed 2003-04-15
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for the year ended December 31, 2002: $1,664,245.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002: $2,052,977.

Number of common shares outstanding on December 31, 2002: 8,554,069

Item 1. Description of Business

General

Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and currently derives the majority of its revenue from,(1) the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements, and,(2) the sale of decorative lamps utilizing fiber optics for their illumination and color display.

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

Decorative Fiber Optics Products

The Company markets a line of decorative fiber optic lamps under the trade name "Fantasia Products". The Company commenced production and national sales of the lamps in 1995.

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

Distribution and Sales

During 2002 six customers purchased approximately 20.4%, 17.8%, 15.5%, 11.5%, 9.6%, and 7.3%, respectively of the company's product. The loss of any one or more of these six largest customers by the Company would have a material adverse effect on the Company's business. In 2002, 19.9% of the Company's sales were to foreign customers.

As of December 31, 2002 and 2001, the Company had a sales backlog of approximately $245,000 and $675,000 respectively. The Company believes that the backlog represents firm orders as of those dates. The Company believes that the decreased backlog is due primarily to increased efficiency in the production process and the general economic environment.

Competition

The Company believes it is one of the leading domestic manufacturers and distributors of fiber optic components and illuminating systems for use in the dental industry and of decorative fiber optic lamps. While the Company has little direct competition for its products, there are a few other domestic manufacturers that produce similar products for the same markets as the Company. The Company depends on its proprietary manufacturing techniques and abilities to design and manufacture products for the specific needs of its customers at competitive prices with a high degree of quality and service to enable the Company to maintain market share.

Employees

The Company has 18 full-time employees, of whom two are executives, one is an engineer, and one is administrative, with the balance consisting of production employees. A pool of workers adequate to accommodate projected sales volume is available locally. The Company considers its relations with its employees good.

Item 2. Description of Property

The Company's offices and plant are located at 90 Secor Lane, Pelham Manor, New York, where the Company leases approximately 10,500 square feet, but has made modifications to the facility that provide a total of approximately 17,500 square feet of working area. The Company has approximately 2.5 years remaining on a four-year lease of space. The building is a two-story concrete block structure. The aggregate annual rental paid by the Company in 2002 and 2001 was approximately $108,000 and $104,000, respectively.

The Company believes that the facilities currently in use are suitable and adequate for its business.

Item 3. Legal Proceedings

In December 2001, the Company filed a civil legal suit against several of its former officers, as well as against its former independent auditors. This suit was originally with the U.S. District Court, Southern District of New York and was subsequently remanded to the New York State Supreme Court and alleges, among other things, that the former officers misappropriated Company funds, and falsified certain of the Company's books and records. The suit also alleges that the former auditors failed, among other things, to conduct a number of annual Company audits in accordance with generally accepted auditing standards. The former auditors have filed a counter-claim with the court against the Company alleging that the Company has failed to pay them approximately $53,000 for past services. Because these legal actions are in their pre-trial stages, Company counsel cannot express an opinion as to the possible outcome, and therefore no provision for possible gain from the Company's suit has been recorded. Refer to pages 28 and 29, "SEC Inquiry," for further information concerning this matter.

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

                                                                Bid Prices
                                                            Low             High
                                                           -----           -----
    2002
First Quarter                                              $0.15           $0.30
Second Quarter                                              0.10            0.20
Third Quarter                                               0.05            0.15
Fourth Quarter                                              0.04            0.10

    2001
First Quarter                                               0.16            0.50
Second Quarter                                              0.20            0.45
Third Quarter                                               0.25            0.60
Fourth Quarter                                              0.20            0.50

Such over-the-counter market quotations reflect inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

      (b) Approximate Number of Equity Security Holders

                                          Approximate Number of Record
      Title of Class                    Holders as of December 31, 2002

      Common Stock, $.01 par value                    700

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition of Vicon

Vicon gauges its liquidity and financial stability by the measurements as shown in the following table:

                                                  2002                  2001
                                               ---------            -----------
Working Capital                                $ 521,209            $   764,113
Current Ratio                                  1.96 TO 1               2.5 TO 1
Shareholders' Equity                           $ 741,391            $ 1,270,907
Net Loss                                       $(529,517)           $  (420,620)

The decrease in working capital at December 31, 2002 was due to the reduction of inventory and the use of cash reserves for operations.

The decrease in shareholders' equity at December 31, 2002 was due to the net loss incurred for the year.

Results of Operations

Year ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales for the year ended December 31, 2002 as compared to 2001 decreased by 19.1%. This is due to a decrease in sales of lamps of approximately $392,000.

Cost of sales as a percentage of sales decreased to 74.9% for 2002 compared to 83.6% in 2001. The decrease was offset, in part, by a write-off of inventory during the 2001 in the amount of $90,000 and the higher profit margins of dental products as opposed to lamps.

Selling, general and administrative expenses decreased to $681,404 in 2002 as compared to $746,762 in 2001, a decrease of $ 65,358. Management attributes this to a general reduction in the costs of marketing and administrative expenses.

Item 7. Financial Statements

                            VICON FIBER OPTICS CORP.

                              FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                            VICON FIBER OPTICS CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                      ----------
Independent Auditors' Report- Martin A Weiselberg and
  Associates, LLP                                                     F-2

Independent Auditors' Report- Todres & Company, LLP                   F-3

Financial Statements:

      Balance Sheet - December 31, 2002 and 2001                      F-4, F-5

Financial Statements for the years ended December 31, 2002 and 2001:

       Statements of Operations                                       F-6
       Statements of Shareholders' Equity                             F-7
       Statements of Cash Flows                                       F-8

Notes to Financial Statements                                         F-9 - F-22

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

We have audited the balance sheets of Vicon Fiber Optics Corp. as of December 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements have been prepared assuming the Company will continue as a going concern, as discussed in Note 5. The Company is required to pay $335,000 of debentures due June 30, 2003. Based on the current condition of the Company's balance sheet, the payment of these debentures raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these issues are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of the required payment of the debentures.

                                        Martin A. Weiselberg & Associates LLP
                                        CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 28, 2003

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Vicon Fiber Optics Corp.
Pelham Manor, New York

We have audited the balance sheets of Vicon Fiber Optics Corp. as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp. as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                         Todres & Company, LLP
                                         CERTIFIED PUBLIC ACCOUNTANTS

Westbury, New York
March 6, 2002

                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                           DECEMBER 31, 2002 and 2001

                                     ASSETS

                                                         2002            2001
                                                      ----------      ----------
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)                   $  155,980      $  213,379
 Accounts receivable - Net of allowance for
  uncollectible accounts of $16,775                      244,057         320,119
 Inventories (Note 3)                                    589,549         661,800
Loans Receivable                                           1,500              --
Prepaid expenses                                           7,910           4,798
  Income tax benefit (Note 6)                             65,991          55,358
                                                      ----------      ----------

          Total current assets                         1,064,987       1,255,454
                                                      ----------      ----------

PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization (Note 4)                  215,695         256,421
                                                      ----------      ----------

OTHER ASSETS:
 Excess of cost over net assets of
  businesses acquired                                         --         233,647
 Deferred income taxes (Note 6)                               --          87,910
 Deposits                                                  4,487           4,487
                                                      ----------      ----------

         Total other assets                                4,487         326,044
                                                      ----------      ----------

         Total assets                                 $1,285,169      $1,837,919
                                                      ==========      ==========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                  BALANCE SHEET

                           DECEMBER 31, 2002 and 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        2002            2001
                                                    -----------     -----------
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 5)         $   341,578     $   338,869

 Accounts payable and accrued expenses                  131,798         152,472
                                                    -----------     -----------

       Total current liabilities                        473,376         491,341

Long-term debt (Note 5)                                      --           5,269

Deferred income taxes (Note 6)                           70,402          70,402
                                                    -----------     -----------

       Total liabilities                                543,778         567,012
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
 Common stock - authorized 20,000,000 shares,
  $.01 par value, issued and outstanding
  8,554,069 shares                                       85,390          85,390
 Additional paid-in capital                           5,982,905       5,982,905
 Deficit                                             (5,323,384)     (4,793,868)
 Deferred stock incentive (Note 8)                       (3,520)         (3,520)
                                                    -----------     -----------

         Total shareholders' equity                     741,391       1,270,907
                                                    -----------     -----------

         Total liabilities and
          shareholders' equity                      $ 1,285,169     $ 1,837,919
                                                    ===========     ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                                         2002           2001
                                                     -----------    -----------

SALES                                                $ 1,664,245    $ 2,056,561

COST OF GOODS SOLD                                     1,246,403      1,718,447
                                                     -----------    -----------

     Gross margin                                        417,842        338,114
                                                     -----------    -----------

OPERATING EXPENSES:
    Selling, general and administrative expenses         681,404        746,762
    Research and development                                  --          1,600
                                                     -----------    -----------

     Total operating expenses                            681,404        748,362
                                                     -----------    -----------

     Loss from operations                               (263,562)      (410,248)
                                                     -----------    -----------

OTHER INCOME (EXPENSES)
    Income from reversal of stock incentive                   --         11,669
    Interest expense                                     (41,756)       (42,046)
    Interest income and other                              9,449         20,005
                                                     -----------    -----------

      Total other income (expenses)                      (32,307)       (10,372)
                                                     -----------    -----------

      Loss before cumulative effect of accounting
      change                                            (295,869)      (420,620)
                                                     -----------    -----------
Cumulative effect of accounting change                  (233,647)            --
                                                     -----------    -----------
       Net loss                                      $  (529,516)   $  (420,620)
                                                     ===========    ===========

LOSS PER COMMON SHARE:
 BASIC AND DILUTED-from operations                   $      (.03)   $      (.05)
 BASIC AND DILUTED-from cumulative effect                   (.03)            --
                                                     -----------    -----------
                                                     $      (.06)   $      (.05)
                                                     ===========    ===========
AVERAGE NUMBER OF SHARES USED
 IN COMPUTATION:
  BASIC                                                8,554,069      8,651,985
                                                     ===========    ===========
  DILUTED                                              8,554,069      8,651,985
                                                     ===========    ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                     TOTAL
                                   ADDITIONAL

                                                                              DEFERRED         SHARE-
                             COMMON          PAID-IN                          STOCK            HOLDERS'
                             STOCK           CAPITAL           DEFICIT        INCENTIVE        EQUITY
                            --------       -----------       -----------      ---------      -----------
Balance - January 2001      $ 85,540       $ 5,999,705       $(4,373,248)      $(8,801)      $ 1,703,196

Net Loss                          --                --          (420,620)           --          (420,620)

Reversal of Stock
Incentive                       (150)          (16,800)               --         5,281           (11,669)
                            --------       -----------       -----------       -------       -----------
Balance -
 December 31, 2001          $ 85,390       $ 5,982,905       $(4,793,868)      $(3,520)      $ 1,270,907

Net loss                          --                --          (529,516)           --          (529,516)
                            --------       -----------       -----------       -------       -----------
Balance-
 December 31, 2002          $ 85,390       $ 5,982,905       $(5,323,384)      $(3,520)      $   741,391
                            ========       ===========       ===========       =======       ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                                           2002          2001
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(529,516)    $(420,620)
                                                        ---------     ---------
     Adjustments to reconcile net income to
     net cash provided by operating activities:
     Cumulative effect of accounting change               233,647
     Depreciation and amortization                         58,732        69,453
     Decrease in accounts receivable                       76,062        74,435
     (Increase) decrease in inventory                      72,251       429,240
     (Increase) decrease in prepaid expenses and
      other assets                                         (3,110)        2,357
     (Increase) decrease loans receivable                  (1,500)
    Decrease (increase) in income tax benefit             (10,633)      197,861
    Decrease (increase)in deferred tax asset               87,910            --
    Increase (decrease) in accounts payable and
      accrued expenses                                    (20,674)     (188,878)
                                                        ---------     ---------
          Total adjustments                               492,685       584,468
                                                        ---------     ---------

  Net cash provided by (used for)
   operating activities                                   (36,831)      163,848
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment and
   Net cash used for investing activities                 (18,008)       (2,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                              (2,560)       (3,354)
  Reversal of deferred stock incentive                         --       (11,669)
                                                        ---------     ---------
   Net cash used for financing activities                  (2,560)      (15,023)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    (57,399)      145,941

CASH AND CASH EQUIVALENTS - Beginning                     213,379        67,438
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS - End                         $ 155,980     $ 213,379
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the years for:
    Interest                                            $  41,756     $  42,046
                                                        =========     =========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 1 - NATURE OF THE BUSINESS

Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969 and derives the majority of its revenues from the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements. The Company, also manufacturers markets decorative lamps, which utilize fiber optics for illumination.

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

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased the value of ongoing client relationships and goodwill. These costs were being amortized over forty years on a straight-line basis through 2001.

During 2002 the Company adopted statements of Financial Accounting Standards (SFAS 142). This statement changes the accounting for goodwill. SFAS 142 requires the Company to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill will be subject to an annual review for impairment. Upon adoption of SFAS 142 for the year ended December 31, 2002 the Company recorded a one-time, non cash charge of approximately $234,000 to reduce the value of its goodwill. Such charge is non operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations. In calculating the impairment charge the segment which gave rise to the goodwill has been discontinued and therefore has no value.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

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

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimates of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, promissory notes payable and debentures payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2002 and 2001 because of the short-term nature of these instruments.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share, is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents refer to stock options. At December 31,2002 and 2001 all convertible debentures and warrants were anti-dilutive.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Major customers of the Company, expressed as a percentage of sales, are summarized as follows:

                                                       Year Ended December 31,
Customer                                               2002               2001
--------                                               -----------------------

    A                                                  20.4%             19.18%
    B                                                  17.8              13.36
    C                                                  15.5              12.42
    D                                                  11.5              10.48
    E                                                   9.6               9.48
    F                                                   7.3                 --
                                                       ----              -----
                                                       82.1%             64.92%
                                                       ====              =====

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk and Significant Customers (Continued)

Export sales (excluding North America), expressed as a percentage of sales are summarized as follows:

                                                       Year Ended December 31,
Geographic Area                                        2002              2001
---------------                                        -----------------------
    Europe                                              3.8%              5.3%
    Brazil                                               -                1.0%
    Asia                                               16.1              13.4%
                                                       ----              ----
                                                       19.9%             19.7%
                                                       ====              ====

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

Impairment of Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and when the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. As of December 31, 2002, the Company does not believe impairment of its long-lived assets exists.

NOTE 3 - INVENTORIES

The composition of inventories consists of the following:

                                                       2002         2001
                                                     --------     --------
      Raw materials and Work-in-process              $305,607     $302,594
      Finished goods                                  283,942      359,206
                                                     --------     --------
                                                     $589,549     $661,800
                                                     ========     ========

                            VICON FIBER OPTICS CORP.

                           DECEMBER 31, 2002 and 2001

NOTE 4 - PROPERTY AND EQUIPMENT

The estimated useful lives for depreciation purposes are as follows:

Machinery and equipment                                   3-10 years
Furniture, fixtures and office equipment                  2-10 years
Leasehold improvements                        Lower of lease term or useful life

Property and equipment consists of the following:

                                                          2002           2001
                                                       ---------      ---------

Machinery and equipment                                $ 490,217      $ 490,217
Furniture, fixtures and office equipment                  62,043         62,043
Leasehold improvements                                   380,300        362,292
                                                       ---------      ---------
                                                         932,560        914,552
    Accumulated depreciation and amortization           (716,865)      (658,131)
                                                       ---------      ---------
                                                       $ 215,695      $ 256,421
                                                       =========      =========

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 amounted to $58,733 and $54,270, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                     2002           2001
                                                   --------       --------

      Note payable - Textron (A)                   $  6,578       $  9,138

      Debentures payable (B)                        335,000        335,000
                                                   --------       --------
                                                    341,578        344,138

      Less: Current portion                         341,578        338,869
                                                   --------       --------

                                                   $     --       $  5,269
                                                   ========       ========

      (A) Note payable - Textron represents a five-year note for the purchase of equipment. The note bears interest at 14.349% and will be paid at the rate of $411 per month. Certain machinery is pledged as collateral pursuant to this note.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 5 - LONG-TERM DEBT (Continued)

      (B) Debentures - These are 12% convertible notes due which were June 30, 2002. During June of 2002 an agreement was reached with the Debenture holders to extend the due date to June 30, 2003, under substantially the same terms of the Debenture. Interest is paid semi-annually until conversion or maturity. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000.

The required payment of $335,000 of the debentures due June 30, 2003 raises substantial doubt about the Company's ability to continue as a going concern, particularly in light of significant consecutive operating losses over the past several years. The Company plans to implement significant cost reductions and a liquidation of lamp inventories to raise the cash required to pay the debentures. If the Company is unable to pay the debentures, an alternative payment plan may be pursued with the debenture holders. It is uncertain whether such a plan could be agreed upon.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amounts of assets and liabilities, as measured by enacted tax laws.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 6 - INCOME TAXES (Continued)

Deferred income taxes consist of the following:

The tax effects of temporary differences that give rise to the Company's deferred tax liability are presented below:

                                                          2002             2001
                                                        -------          -------
Deferred tax assets
    Tax loss carryforward                                                $87,910
                                                        =======          =======
Deferred tax liability
    Depreciation                                        $70,402          $70,402
                                                        =======          =======

No income tax benefit has been recognized for the net operating loss incurred for the year ended December 31, 2002 and 2001. In accordance with FAS-109, the Company has determined that, based on the recent history of loss carry-forwards, which have not yet been utilized and potential losses in early future years, it is not likely that the most current operating loss carry-forwards will be realized in the foreseeable future.

As of December 31, 2002, net operating loss carry-forwards total approximately $900,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases warehouse and office space. In 2001, the Company renegotiated its lease and is committed under this agreement for payments through July 2005. The lease requires monthly rental payments and is subject to certain operating cost and real estate tax increments.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Future rental payments required under this lease agreement for the years ending December 31, are as follows:

                  Year                                 Amount
                  ----                                --------
                  2003                                $108,538
                  2004                                 111,794
                  2005                                  66,340

The total rent expense charged to operations for the years ended December 31, 2002 and 2001 was approximately $108,000 and $104,000, respectively.

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

                           DECEMBER 31, 2002 and 2001

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

In the third quarter of 2000, certain senior management was suspended from the Company (see Note 11) and certain stock options and restricted stock issues were terminated. As a result, the Company recognized $65,259 of income from the return of 125,000 shares of restricted stock and the reversal of previously expensed deferred compensation. During 2001, the Company recognized $11,669 of income from the return of restricted stock.

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

                           DECEMBER 31, 2002 and 2001

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

As of April 1, 1998, five year warrants to purchase 200,000 shares each of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi. Options for 100,000 each were issued to Michael Funke, Thomas Furey, Jr., Kenneth Zimmerman, V. Leonard and S.Yoodelman, upon their election as directors of the Company, 20,000 options where also issued to these employees Warren Vetter and Paul Binner.

During 2000 all warrants to certain former officers were rescinded (See Note 11)

In July of 2000 5 year warrants to purchase 350,000 shares of common stock at $1.00 per share were issued to seven Directors Allan Borkowski, Robert Figliozzi, Michael Funke, Thomas Furey, Jr., Barry Hawk, Kenneth Zimmerman and Zackery Liebman 50,000 each.

In April 1998, five year warrants to purchase 100,000 shares each of common stock of the Company at $1.00 per share were issued to Messrs. Allan Borkowski, Robert Figliozzi, James Leonard and Dr. Stanley Youdelman, in consideration for entering into consulting agreements by each of the above individuals.

In April 1998, five year warrants to purchase an aggregate of 435,000 common shares of the Company at prices of $1.00 to $1.10 were issued to three officers and two employees.

In April 1999, five year warrants to purchase 650,000 shares of common stock at$1.00 per share were issued to the following: Zachary Liebman and Barry Hawk -125,000 each, Allan Borkowski and Robert Figliozzi - 100,000 each, James Leonard, Michael Funke, Thomas Furey, Jr., and Kenneth Zimmerman - 50,000 each.

In September of 2000 5 year warrants to purchase 475,000 shares of common stock at $1.00 per share were issued to 5 Directors Allan Borkowski, Robert Figliozzi, Michael Funke, and Arthur Levine- 100,000 shares each Zackery Liebman- 75,000 shares.

In April of 2001 5 year warrants to purchase 200,000 shares of common stock at $1.00 per share were issued to four directors Allan Borkowski, Robert Figliozzi, Michael Funke and Zackery Liebman- 50,000 each.

In January of 2002 5 year warrants to purchase 450,000 shares at $1.00 to two officers of the company Arthur Levine 300,000 shares Carolyn Malis 150,000.

During July of 2002 all warrants previously issued to directors were extended an additional 5 years.

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

The following summarizes the stock options outstanding under these plans as of December 31, 2002:

                                             Number       Per Share
                                               of          Option
Date Granted                                 Shares         Price     Expiration
------------                                 ------         -----     ----------

July 1996                                    175,000         .875        2005
April 1998                                   940,000         1.00        2008
April 1998                                   150,000         1.10        2008
April 1999                                   650,000         1.00        2009
July 2000                                    350,000         1.00        2010
September 2000                               475,000         1.00        2010
April 2001                                   200,000         1.00        2011
January 2002                                 450,000         1.00        2012
                                           ---------
                                           3,390,000
                                           =========

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 8 - STOCK OPTION PLAN (Continued)

The following summarizes the activity of shares under option for the two years ended December 31, 2002:

                                          Number                      Per Share
                                            Of                         Option
                                          Shares                        Price
                                          ------                        -----
Balance - January 1, 2001                2,740,000                  $.87 - $1.10
  Granted                                  200,000                      1.00
  Exercised                                 --                            --
  Expired                                   --                            --
  Cancelled                                 --                            --
                                         ---------                 -------------
Balance - December 31, 2001              2,940,000                   $.87 - 1.10
  Granted                                  450,000                       1.00
  Exercised                                 --                            --
  Expired                                   --                            --
  Cancelled                                 --                            --
                                         ---------                 -------------

Balance - December 31, 2002              3,390,000                  $.87 - $1.10
                                         =========                 =============

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 2002 are as follows:

                                                      Carrying
                                                       Amounts        Fair Value
                                                      ---------       ----------
    Cash and cash equivalents                         $ 155,491       $ 155,491
    Short and long-term debt                            341,578         341,578

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company invests its excess cash in deposits with HSBC Bank. The investment generally matures within six months and therefore is subject to little risk. The Company has not incurred losses related to this investment. At December 31, 2002 and 2001, approximately $148,000 and $190,000, respectively was invested at an interest rate, which varies daily. Deposits with HSBC Bank are insured under the FDIC for up to $500,000.

NOTE 11 - SEC INQUIRY

In October 2000, present management notified the Northeast Regional Office of he Securities and Exchange Commission ("NRO") of suspected discrepancies and/or irregularities in prior financial statements, filed by prior management. By letter dated October 19, 2000, and in response to such notification, the NRO confirmed that it had initiated an informal inquiry into alleged inventory discrepancies and unauthorized payments to certain prior officers of the Company.

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

                            VICON FIBER OPTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

NOTE 12 - LEGAL PROCEEDINGS

In December 2001, the Company filed a civil legal suit against several of its former officers, as well as against its former independent auditors. This suit was filed with the United States District Court, southern District of New York and was subsequently remanded to the New York State Supreme Court the suit alleges, among other things, that the former officers misappropriated Company funds, and falsified certain of the Company's books and records. The suit also alleges that the former auditors failed, among other things to conduct a number of annual Company audits in a accordance with generally accepted auditing standards. The former auditors have filed a counter-claim with the court against the Company alleging that the Company has failed to pay them approximately $53,000 for past services. These legal actions are not complete and are in the pre-trial stage, the Company's counsel cannot express an opinion as to the possible outcome, and therefore no provision for possible gain from the Company's suit has been recorded. Refer to page 28, "SEC Inquiry," for further information concerning this matter.

Item 8. Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers and Board Members

Arthur Levine, Age 46: Director, President, and Chief Executive Officer. Employed by the Company on September 1, 2000. Previous positions include: Chief Operating Officer of General Vision, a retail chain of optical stores; Interim Chief Executive Officer of Skyline Bouquet, a supplier of floral products serving the supermarket industry; Vice President of Corporate Utilities, a consulting firm providing services to Fortune 500 clientele.

Allan Borkowski, Age 62: Director since April 23, 1998. Business and financial consultant for over the past five years. Principal stockholder and President of ASB Consultants, Inc. a privately held business consulting firm. Since June, 1982 he has been Chairman and Chief Executive Officer of Optivest Technologies Corp., a privately held business development company. Formerly, Chairman of the Board of Selvac Corp. through June 1996 and Director of Mehl/Biophile International Corp. until February 1997.

Robert J. Figliozzi, Age 65: Director since April 23, 1998. Executive Vice President of Mehl/ Biophile International Corp. from April 1997 to July 1998. From August 1994 to April 1997, Vice President of World Fuel Corporation, an aviation and fueling services corporation listed on the New York Stock Exchange. Prior thereto, he was Senior Managing Director and Director of Research of Stamford Securities Corporation, a brokerage firm and member of the New York Stock Exchange.

Zachary Liebman, Age 43: Director. Elected to the Board at a special meeting of the Board of Directors on December 15, 1998. Mr. Liebman is a Managing Director in Crestwood Capital Group Corp., which is a consulting firm in assisting emerging growth companies in raising capital, management placements and marketing strategies. Mr. Liebman is a partner in Arthur Miller's Talent Management, Inc., an agency dealing with casting for industrial films and movies.

During 2001, Kenneth Zimmerman, Barry Hawk and Thomas Furey resigned from the Company's Board of Directors.

During 2002, Michael J. Funke resigned from the Company's Board of Directors.

Former Directors, Executive Officers and Board Members -

Resigned During 2001

Kenneth Zimmerman, Age 51: Director since April 23, 1998. Founder and Chief Executive Officer, President and sole stockholder of Kenar Enterprises, Ltd., a privately held women's apparel manufacturer and retailer for the past twenty-one years, which has declared bankruptcy. Former Director of Chic by H.I.S., Inc. listed on the New York Stock Exchange. Kenneth Zimmerman resigned as a Board Member in September 2001.

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

Thomas E. Furey, Jr. Age 62: Director since April 23, 1998. Employed by IBM since 1963. Presently worldwide general manager for technology development, architecture and implementation for the Olympic Games. Prior to this position he was general manager of IBM's Worldwide Network Computing Solutions Unit and has been a leader in the development of IBM's most advanced hardware and software systems. It should be noted that Thomas E. Furey resigned as Board member in April 2001.

Resigned During 2002

Michael J. Funke, Age 59: Director since April 23, 1998. Former Editor/Publisher of the MJF/Ruta Financial Newsletter, private investment consultant and financial advisor since 1992. Consultant to the Company since July 1996. Employed 1967-1992 by IBM in numerous management and consulting positions. MBA from The Wharton School.

Former Directors, Executive Officers and Board Members

Leonard Scrivo, Age 65: Director, President, Chief Executive Officer and Treasurer of the Company. Director and Officer since 1969. It should be noted that Leonard Scrivo resigned as an officer, employee, and Board member in July, 2000.

Les Wasser, Age 59: Director, Secretary and Controller of the Company. Certified Public Accountant. Director since June 1990. It should be noted that Mr. Wasser resigned as a Board member in October, 2000, and ceased being an employee of the Company in February, 2001.

Michael Scrivo, Age 37: Director, Vice-President Operations. Director since April 23, 1998. Employed by the Company since 1988. Son of Leonard Scrivo. It should be noted that Michael Scrivo resigned as an officer, employee and Board member in October, 2000.

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

                                          Annual          Long-Term Incentive
                                       Compensation              Plans
                                                         Restricted  Stock Name
Name and Principal Position    Year        Total          Shares(#)  Options(#)
---------------------------    ----        -----          ---------  ----------

Arthur Levine                  2002      $135,000                      300,000
                               2001      $135,000               0      100,000
                               2000      $135,000*              0           --

Former President, CEO and
Chairman of the Board

Leonard Scrivo                 1999      $109,000*               0           0
                               1998       116,192           75,000     150,000

      *Executive Compensation Expense for the year ended December 31, 2000:

                                    Months Employed              Compensation
                                    ---------------              ------------
         Arthur Levine              September - December           $44,135
         Leonard Scrivo             January - July                 $64,981

A.    Option grants in last fiscal year for named executive officers: 100,000

B.    Options exercised during the last fiscal year: None.

C.    Fiscal year end option values for named executive officers:

                                 Unexercised   Value of Unexercised in-
     Name                        Options (#)     the-money Options ($)
     -----                       -----------     ---------------------

Leonard Scrivo                     200,000              $ -0-
Arthur Levine                      400,000              $ -0-

Directors' Compensation

      No director receives any compensation for attending Board meetings.

Item 11. Security Ownership and Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2002 the shares of Common Stock of the Company owned by each director of the Company, the officers and directors of the Company as a group and each person known to the Company to own 5% or more of the outstanding shares of Common Stock of the Company:

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

On November 5, 2002 the Company filed on form 8-K with the Securities Exchange Commission stating that the Company determined to replace Todres and Company, LLP, ("Todres") with the firm of Martin A. Weiselberg & Associates CPA's LLP, effective immediately.

The reports of Todres on the financial statements for the past two years (2001 and 2000) contained no adverse opinion or disclaimer of opinion. The report for the year ended December 31, 2001 contained a qualification based on the Company's ability to continue as a going concern. Other than this issue the opinions were not qualified or modified as to any other uncertainties, audit scope or accounting principle. Todres has indicated that they have not withdrawn any of their opinions expressed in their auditors' reports for any periods for which they conducted the Company's audits.

In connection with its audits for the two most recent years (2001 and 2000) and through, November 5, 2002, there have been no disagreements with Todres on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Todres would have caused them to make reference thereto in their report on the financial statements for such years.

(a)   Financial Statements

The following statements of Vicon Fiber Optics Corp. are included in Part II,
Item 7:

                                                                            Page
                                                                           -----
Audit Report of Martin A Weiselberg & Associates. LLP                      10
Audit Report of Todres & Company, LLP
Financial Statements:
Balance Sheet - December 31, 2002 and 2001                                 11-12
Statements of Operations - Years ended
  December 31, 2002 and 2001                                               13
Statements of Shareholders' Equity -
Years ended December 31, 2002 and 2001                                     14
Statements of Cash Flows - Years ended
December 31, 2002 and 2001                                                 15
Notes to Financial Statements - December 31, 2002
  and 2001                                                                 16-30

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

                                        VICON FIBER OPTICS CORP.


                                        By /s/ Arthur W. Levine
                                        Arthur W. Levine, President

                                      Date

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

      Signature                          Title                      Date
      ---------                          -----                      ----


/s/ Arthur W. Levine          Director, President, Chief
ARTHUR W. LEVINE              Executive Officer and Chief
                              Financial Officer


/s/ Robert J. Figliozzi       Director
ROBERT J. FIGLIOZZI


/s/ Allan Borkowski           Director
ALLAN BORKOWSKI


/s/ Zachary Liebman           Director
ZACHARY LIEBMAN