Form 10QSB
period 2003-03-31
VICON FIBER OPTICS CORP
filed 2003-05-07
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM l0-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Common stock, $.01 par value, 8,539,069 shares outstanding at March 31, 2003. Vicon Fiber Optics Corp.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                                 MARCH 31, 2003

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of March 31, 2003 and
  December 31, 2002                                                       1-2

Statements of Operations for the Three Months Ended
  March 31, 2003 and 2002                                                   3

Statements of Cash Flows for the Three Months Ended
  March 31, 2033 and 2002                                                   4

Notes to Financial Statements                                             5-6

Item 2. Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                         6

PART II                                                                     7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                  March 31, 2003   December 31, 2002
                                                  --------------   -----------------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  126,260        $  155,980
  Accounts receivable - net of
    allowance for uncollectible accounts               233,267           244,057
  Inventories                                          569,111           589,549
  Income tax benefit                                    65,991            65,991
  Prepaid expenses and other
    current assets                                      10,410             9,410
                                                    ----------        ----------
          Total current assets                       1,005,041         1,064,987
                                                    ----------        ----------
PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization             201,011           215,695
                                                    ----------        ----------
   Deposits                                              4,487             4,487
                                                    ----------        ----------
          Total assets                              $1,210,539        $1,285,169
                                                    ==========        ==========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31, 2003     December 31, 2002
                                                   --------------     -----------------
                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $   142,604         $   131,798
  Current portion of long-term debt                      340,262             341,578
                                                     -----------         -----------
    Total current liabilities                            482,866             473,376
Deferred income taxes                                     70,402              70,402
                                                     -----------         -----------
    Total liabilities                                    553,268             543,778
                                                     -----------         -----------
SHAREHOLDERS' EQUITY:
 Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,538,069                                             85,390              85,390
 Additional paid-in capital                            5,982,905           5,982,905
 Deficit                                              (5,407,506)         (5,323,384)
 Deferred stock incentive                                 (3,520)             (3,520)
                                                     -----------         -----------
    Total shareholders' equity                           657,269             741,391
                                                     -----------         -----------
    Total liabilities and shareholders'
      equity                                         $ 1,210,537         $ 1,285,169
                                                     ===========         ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                          2003                2002
                                                      -----------         -----------
Sales                                                 $   376,662         $   476,848
Cost of goods sold                                        198,586             201,043
                                                      -----------         -----------
      Gross Margin                                        178,076             275,805
                                                      -----------         -----------
OTHER COSTS AND EXPENSES:
  Selling, general and administrative expenses            250,328             302,963
  Interest expense                                         11,870              10,384
                                                      -----------         -----------
TOTAL OTHER COSTS AND EXPENSES                            262,198             313,347
                                                      -----------         -----------
Net loss                                              $   (84,122)        $   (37,542)
                                                      ===========         ===========
INCOME (LOSS) PER COMMON SHARE:
    Net loss                                                 (.01)        $       .00
                                                      ===========         ===========
AVERAGE NUMBER OF SHARES USED
    IN COMPUTATION:                                     8,539,069           8,539,069
                                                      ===========         ===========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                            2003              2002
                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (84,122)        $ (37,543)
                                                         ---------         ---------

Adjustments for non-cash items included in
  net loss:
      Depreciation and amortization                         14,684            17,964
      (Increase) decrease in accounts receivable            10,788           (15,726)
      (Increase) decrease in inventory                      20,438           (28,654)
      (Increase) decrease in prepaid expenses
        and other assets                                    (1,000)               --
      Increase (decrease) in accounts payable and
        accrued expenses                                    10,806            11,984
                                                         ---------         ---------
        Total adjustments                                   55,716           (14,432)
                                                         ---------         ---------

Net cash used for operating activities                     (28,406)          (51,975)
                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                               (1,314)           (1,233)
                                                         ---------         ---------

Net cash used for financing activities                      (1,314)           (1,233)
                                                         ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (29,720)          (53,208)

CASH AND CASH EQUIVALENTS - Beginning                      155,980           213,379
                                                         ---------         ---------

CASH AND CASH EQUIVALENTS - End                          $ 126,260         $ 160,171
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
                                                         =========         =========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                            March 31, 2003   December 31, 2002
                                            --------------   -----------------
                                              (Unaudited)

      Raw materials and Work-in-process        $242,492          $305,602
      Finished goods                            326,619           283,942
                                               --------          --------

                                               $596,111          $589,549
                                               ========          ========

NOTE 3 - DEBENTURES

These are 8% convertible notes due June 30, 2003. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000. The required payment of $335,000 of the debentures due June 30, 2003 raises substantial doubt about the Company's ability to continue as a going concern, particularly in light of consecutive operating losses over the past several years. The Company plans to implement significant cost reductions and a liquidation of lamp inventories to raise the cash required to pay the debentures. If the Company is unable to pay the debentures, an alternative payment plan may be pursued with the debenture holders. It is uncertain whether such a plan could be agreed upon.

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

Note 4 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, Accounting for Income Taxes, the objectives of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amounts of assets and liabilities, as measured by enacted tax laws.

No income tax benefit has been recognized for the net operating loss incurred for the quarter ended March 31, 2003. In accordance with FAS-109, the Company has determined that, based on the recent history of loss carryforwards, which have not yet been utilized and potential losses in early future years, if is not likely that the most current operating loss carryforwards will be realized the foreseeable future.

As of December 31, 2002, net operating loss carryforwards total approximately $900,000.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended March 31, 2003 compared to the same period in 2002 decreased by $136,390. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions.

Cost of Sales

Cost of sales for the three months ended March 31, 2003, decreased to 42% as compared to 70% for the same period in 2002. Management attributes this significant decrease principally to several write offs for the three months ended March 31, 2002, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit margin than the Company's fiber optic lamps, increased as a percentage of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 increased to $302,963 from $260,997 for the three months ended March 31, 2002. Management attributes this to increased legal expenses.

Interest Expense

Interest expense increased slightly to $10,384 for the three months ended March 31, 2003, up from $10,050 for the three months ended March 31, 2002. These amounts primarily represent interest paid on the Company's outstanding convertible notes in the respective three month periods.

PART II

Items 1-6 not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                            VICON FIBER OPTICS CORP.
                                  (Registrant)


Date: May 6, 2003                             /s/ Arthur W. Levine
                                              --------------------
                                              Arthur W. Levine,
                                              President, Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-l4 and l5d-14) for the registrant and have:

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

Date: May 6, 2003

                                                /s/ Arthur W. Levine
                                                -------------------------
                                                    Arthur W. Levine
                                                       CEO and CFO