Form 10QSB
period 2003-06-30
VICON FIBER OPTICS CORP
filed 2003-08-14
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Common stock, $.01 par value, 8,539,069 shares outstanding at June 30, 2003. Vicon Fiber Optics Corp.

                             VICON FIBER OPTICS CORP
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                                  JUNE 30, 2003

                                                                      PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of June 30, 2003 and
  December 31, 2002                                                     1-2

Statements of Operations for the Six Months and Three Months Ended
  June 30, 2003 and 2002                                                 3

Statements of Cash Flows for the Six Months and Ended
  June 30, 2003 and 2002                                                 4

Notes to Financial Statements                                           5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                      6

PART II                                                                  7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                              June 30, 2003    December 31, 2002
                                              --------------   -----------------
                                                (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                     $  146,670        $  155,980
  Accounts receivable - net of
    allowance for uncollectible accounts           185,961           244,057
  Inventories                                      528,850           589,549
  Income tax benefit                                65,991            65,991
  Prepaid expenses and other
   current assets                                   10,260             9,410
                                                ----------        ----------

       Total current assets                        937,732         1,064,987
                                                ----------        ----------

PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization         195,652           215,695
                                                ----------        ----------

  Deposits                                           4,487             4,487
                                                ----------        ----------

      Total assets                              $1,137,871        $1,285,169
                                                ==========        ==========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 2003       December 31, 2002
                                           ---------------     -----------------
                                            (Unaudited)

CURRENT LIABILITIES:

  Accounts payable and accrued expenses     $   110,460           $   131,798
  Current portion of long-term debt             339,030               341,578
                                             -----------           -----------
    Total current liabilities                   449,440               473,376
Deferred income taxes                            70,402                70,402
                                            -----------           -----------
    Total liabilities                           519,892               543,778
                                            -----------           -----------
SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,538,069                                    85,390                85,390
  Additional paid-in capital                  5,982,905             5,982,905
  Deficit                                    (5,446,796)           (5,323,384)
  Deferred stock incentive                       (3,520)               (3,520)
                                             -----------           -----------
    Total shareholders' equity                  617,979               741,391
                                             -----------           -----------
    Total liabilities and shareholders'
      equity                                $ 1,137,871           $ 1,285,169
                                            ============          ============

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

               FOR THE SIX MONTHS ENDED June 30, 2003 AND 2002

                                           Three Month Ended              Six Month Ended
                                                June 30,                      June 30,
                                           2003           2002           2003            2002
                                        ---------      ---------      ---------        ---------
Sales                                   $ 404,822      $ 411,181      $ 781,553        $ 888,035
Cost of goods sold                        179,383        208,612        381,839          423,036
                                        ---------      ---------      ---------        ---------
    Gross Margin                          225,439        202,569        399,714          464,999
                                        ---------      ---------      ---------        ---------
OTHER COSTS AND EXPENSES:
  Selling, general and
     administrative expenses              262,499        273,804        516,205          563,354
  Interest expense                         10,050         10,050         21,921           20,434
                                        ---------      ---------      ---------        ---------
TOTAL OTHER COSTS AND EXPENSES            272,549        283,854        538,126          583,788
                                        ---------      ---------      ---------        ---------
Loss before income tax benefit
  and legal settlement income           $ (47,110)     $ (81,285)     $(138,412)       $(118,789)
Income tax benefit                                        38,000                          38,000
Legal settlement income                    15,000                        15,000
                                        =========      =========      =========        =========
Net Loss                                  (32,110)       (43,285)      (123,412)         (80,789)
INCOME (LOSS) PER COMMON SHARE:
  Net loss                              $    (.01)     $     .xx      $    (.01)      $     (.01)
                                        =========      =========      ==========       =========

AVERAGE NUMBER OF SHARES USED
  IN COMPUTATION:                       8,539,069      8,539,069       8,539,069       8,539,069
                                        =========      =========      ==========       =========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

               FOR THE THREE MONTHS ENDED June 30, 2003 AND 2002

                                                           2003          2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $(123,412)   $ (80,789)
                                                         ---------    ---------
Adjustments for non-cash items included in net loss:
    Depreciation and amortization                           20,043       35,928
    Decrease in accounts receivable                         58,096       11,522
    Decrease in inventory                                   60,699       18,265
    (Increase)in prepaid expenses and other assets            (850)          --
    (Increase)in income tax refunds receivable                  --      (38,000)
    (Decrease) in accounts payable and accrued
         expenses                                          (21,338)     (20,614)
                                                         ---------    ---------
      Total adjustments                                    116,650        7,101
                                                         ---------    ---------

Net cash used for operating activities                      (6,762)     (73,688)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                               (2,548)      (2,507)
                                                         ---------    ---------

Net cash used for financing activities                      (2,548)      (2,507)
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (9,310)     (76,195)

CASH AND CASH EQUIVALENTS - Beginning                      155,980      213,379
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - End                          $ 146,670    $ 137,184
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
                                                         =========    =========

                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended June 30, 2003 and 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                            June 30, 2003   December 31, 2002
                                            -------------   -----------------
                                             (Unaudited)

    Raw materials and Work-in-process          $253,248          $305,602
    Finished goods                              275,602           283,942
                                               --------          --------

                                               $528,850          $589,549
                                               ========          ========

NOTE 3 - DEBENTURES AND SUBSEQUENT EVENTS

These are 8% convertible notes due June 30, 2003. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000. Subsequent to June 30, 2003 the company reached an agreement to retire $210,000 of the $335,000 of outstanding convertible notes. Further, the company agreed to retire the remaining $125,000 by June 29, 2004. The Company has also secured additional debt of $140,000, which will be due on August 14, 2005 and bears interest at 12%. The company may prepay this debt at any time prior to maturity without penalty.

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

NOTE 4 - LEGAL PROCEEDINGS

In December 2001, the Company filed a civil legal suit against several of its former officers, as well as against its former independent auditors. This suit was filed with the United States District Court, southern District of New York and was subsequently remanded to the New York State Supreme Court the suit alleges, among other things, that the former officers misappropriated Company funds, and falsified certain of the Company's books and records. The suit also alleges that the former auditors failed, among other things to conduct a number of annual Company audits in a accordance with generally accepted auditing standards. The former auditors have filed a counter-claim with the court against the Company alleging that the Company has failed to pay them approximately $53,000 for past services. During the quarter ended June 30, 2003 The Company received $15,000 as a settlement with a former officers. Subsequent to June 30, 2003 The Company received and additional $40,000 from two former officers of The Company and $137,500 from the former auditor. The Company also received, as a part of the settlement agreement 1,117,978 shares of common stock of The Company from the former officers which will be returned to the company as Treasury Stock. This represents full settlement of this matter.

Note 5 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, Accounting for Income Taxes, the objectives of which is to recognize the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amounts of assets and liabilities, as measured by enacted tax laws.

No income tax benefit has been recognized for the net operating loss incurred for the quarter ended March 31, 2003 and the year ended December 31, 2002. In accordance with FAS-109, the Company has determined that, based on the recent history of loss carryforwards, which have not yet been utilized and potential losses in early future years, it is not likely that the most current operating loss carryforwards will be realized the foreseeable future.

As of December 31, 2002, net operating loss carryforwards total approximately $900,000.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended June 30, 2003 compared to the same period in 2002 were approximately the same. From the comparable prior six month period net sales for the six months ended June 30, 2003 decreased by approximately $106,000. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions.

Cost of Sales

Cost of sales for the three months ended June 30, 2003, decreased to 44% as compared to 50% for the same period in 2002. Management attributes this significant decrease principally to several write offs for the six months ended June 30, 2002, including a $75,000 write off of inventory. Additionally, labor costs decreased due to a smaller labor force and less overtime during the latest report period. Furthermore, sales of dental products, which have a greater profit, margin than the Company's fiber optic lamps, increased as a percentage of total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2002 decreased to $262,499 from $273,804 for the three months ended June 30, 2003. Management attributes this to its program of cost cutting measures.

Interest Expense

Interest Expense primarily represents interest paid on the Company's outstanding convertible notes in the respective three month periods.

PART II

Items 1-6 not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                            VICON FIBER OPTICS CORP.
                                  (Registrant)


Date: August 14, 2003                         Arthur W. Levine
      ---------------                         ----------------------------------
                                              Arthur W. Levine,
                                              President, Chief Executive Officer