Form 10QSB
period 2003-09-30
VICON FIBER OPTICS CORP
filed 2003-11-14
CIK 718396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

Common stock, $.01 par value, 8,538,069 shares outstanding at September 30, 2003. Vicon Fiber Optics Corp.

                             VICON FIBER OPTICS CORP
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)



                               SEPTEMBER 30, 2003

                            VICON FIBER OPTICS CORP.

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 2003

                                                                      PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheets as of September 30, 2003 and
  December 31, 2002                                                     1-2

Statements of Operations for the Nine Months and Three Months Ended
  September 30, 2003 and 2002                                            3

Statements of Cash Flows for the Nine Months and Three Ended
  September 30, 2003 and 2002                                            4

Notes to Financial Statements                                           5-6

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                      6

PART II                                                                  7

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                          September 30, 2003  December 31, 2002
                                          ------------------  ------------------
                                             (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                     $  182,250         $  155,980
  Accounts receivable - net of
    allowance for uncollectible accounts           131,968            244,057
  Inventories                                      505,518            589,549
  Income tax benefit                                65,991             65,991
  Prepaid expenses and other
   current assets                                   10,184              9,410
                                                ----------         ----------

       Total current assets                        895,911          1,064,987
                                                ----------         ----------

PROPERTY AND EQUIPMENT - net of
 accumulated depreciation and amortization         190,296            215,695
                                                ----------         ----------

  Deposits                                           4,487              4,487
                                                ----------         ----------

      Total assets                              $1,090,694         $1,285,169
                                                ==========         ==========



                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30, 2003   December 31, 2002
                                           ------------------   -----------------
                                               (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $   113,822        $   131,798
  Current portion of long-term debt                127,756            341,578
                                               -----------        -----------
    Total current liabilities                      241,578            473,376


LONG TERM LIABILITIES:

  Notes payable                                $   140,000        $        --
  Deferred income taxes                             70,402             70,402
                                               -----------        -----------
    Total liabilities                              451,980            543,778
                                               -----------        -----------
SHAREHOLDERS' EQUITY:
  Common stock - authorized 20,000,000 shares,
    $.01 par value, issued and outstanding
    8,538,069                                       85,390             85,390
  Additional paid-in capital                     5,982,905          5,982,905
  Accumulated Deficit                           (5,426,061)        (5,323,384)
  Deferred stock incentive                          (3,520)            (3,520)
                                               -----------        -----------
    Total shareholders' equity                     638,714            741,391
                                               -----------        -----------
    Total liabilities and shareholders'
      equity                                   $ 1,090,694        $ 1,285,169
                                               ===========        ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF OPERATIONS - UNAUDITED

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                         Three Month Ended                 Nine Month Ended
                                           September 30,                     September 30,
                                       2003             2002             2003             2002
                                    -----------      -----------      -----------      -----------
Sales                               $   228,640      $   435,700      $ 1,010,194      $ 1,323,734
Cost of goods sold                      169,260          238,059          551,672          649,938
                                    -----------      -----------      -----------      -----------
    Gross Margin                         59,380          197,641          458,522          273,786
                                    -----------      -----------      -----------      -----------
OTHER COSTS AND EXPENSES:
  Selling, general and
     administrative expenses            221,016          300,638          735,478          874,149
  Interest expense                        9,050           10,362           30,971           30,796
                                    -----------      -----------      -----------      -----------
TOTAL OTHER COSTS AND EXPENSES          230,066          311,000          766,449          904,945
                                    -----------      -----------      -----------      -----------

Loss before other income (loss)     $  (170,686)     $  (113,359)     $  (307,927)     $  (631,159)

Income from forgiveness of debt          12,750                            12,750
Legal settlement income                 177,500                           192,500
Credit for income taxes                                                                    (38,000)
                                    ===========      ===========      ===========      ===========

Net Income (Loss)                        19,564      $  (113,359)        (102,677)        (193,149)
INCOME (LOSS) PER COMMON SHARE:
  Net loss                          $      (.00)     $      (.01)     $      (.01)     $      (.02)
                                    ===========      ===========      ===========      ===========

AVERAGE NUMBER OF SHARES USED
  IN COMPUTATION:                     8,539,069        8,539,069        8,539,069        8,539,069
                                    ===========      ===========      ===========      ===========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                            2003           2002
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $(102,677)     $(193,149)
                                                         ---------      ---------
Adjustments for non-cash items included in net loss:
    Depreciation and amortization                           25,399         53,892
    Decrease in accounts receivable                        112,089         39,683
    Decrease in inventory                                   84,031         49,600
    (Increase)in prepaid expenses and other assets            (774)         1,517
    (Increase)in income tax refunds receivable             (38,000)
    (Decrease) in accounts payable and accrued
         expenses                                          (17,976)       (18,131)
                                                         ---------      ---------
      Total adjustments                                    202,769         88,561
                                                         ---------      ---------

Net cash used for operating activities                     100,092       (104,588)
                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (213,822)        (3,469)
  Proceeds of long term debt                               140,000
                                                         ---------      ---------

Net cash used for financing activities                     (73,822)        (3,469)
                                                         ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   26,270       (108,057)

CASH AND CASH EQUIVALENTS - Beginning                      155,980        213,379
                                                         ---------      ---------

CASH AND CASH EQUIVALENTS - End                          $ 182,250      $ 105,322
                                                         =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                             $ (26,991)     $  20,100
                                                         =========      =========


                -See accompanying notes to financial statements-

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements of Vicon Fiber Optics Corp. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and December 31, 2002 and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

NOTE 2 - INVENTORIES

The composition of inventories is as follows:

                                         September 30, 2003  December 31, 2002
                                         ------------------  -----------------
                                             (Unaudited)

    Raw materials and Work-in-process          $263,260          $305,602
    Finished goods                              242,258           283,942
                                               --------          --------

                                               $505,518          $589,549
                                               ========          ========

NOTE 3 - LONG TERM DEBT

These are 8% convertible notes due June 30, 2003. The notes may be converted at the rate of $1 for one common share but in increments of no less than $1,000. During the quarter the company reached an agreement to retire $210,000 of the $335,000 of outstanding convertible notes. Further, the company agreed to retire the remaining $125,000 by June 29, 2004. The Company has also secured additional debt of $140,000, which will be due on August 14, 2005 and bears interest at 12%. The company may prepay this debt at any time prior to maturity without penalty.

                            VICON FIBER OPTICS CORP.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

NOTE 4 - LEGAL PROCEEDINGS

In December 2001, the Company filed a civil legal suit against several of its former officers, as well as against its former independent auditors. This suit was filed with the United States District Court, southern District of New York and was subsequently remanded to the New York State Supreme Court the suit alleges, among other things, that the former officers misappropriated Company funds, and falsified certain of the Company's books and records. The suit also alleges that the former auditors failed, among other things to conduct a number of annual Company audits in a accordance with generally accepted auditing standards. The former auditors have filed a counter-claim with the court against the Company alleging that the Company has failed to pay them approximately $53,000 for past services. During the quarter ended September 30, 2003 The Company received $15,000 as a settlement with a former officers. During the quarter ended September 30, 2003 The Company received and additional $40,000 from two former officers of The Company and $137,500 from the former auditor. The Company also received, as a part of the settlement agreement 1,117,978 shares of common stock of The Company from the former officers which will be returned to the company as Treasury Stock. The shares of common stock were returned to the company during October of 2003. This represents full settlement of this matter.

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net sales for the three months ended September 30, 2003 compared to the same period in 2002 dropped approximately 50%. Management attributes this to decreased sales of fiber optic lamps due to poor economic conditions, and a general softness in medical sales.

Cost of Sales

Cost of sales remained level with the prior period. Management has instituted new sales initiative that will produce greater sales and gross margins in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $65,000. This is due to management continued cost cutting efforts.

Interest Expense

Interest Expense will decrease over the coming quarters as management continues to pay off the remaining long term debt.

PART II

Items 1-6 not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                            VICON FIBER OPTICS CORP.
                                  (Registrant)


Date: October 14, 2003                        Arthur W. Levine
                                              ----------------------------------
                                              Arthur W. Levine,
                                              President, Chief Executive Officer