Form 10-Q
period 2011-09-30
VICON FIBER OPTICS CORP
filed 2011-11-17
CIK 718396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _______________to________________

Commission File Number:  0-11057

VICON FIBER OPTICS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware

13-2615925

(State or other jurisdiction of  incorporation)

 (I.R.S. Employer Identification No.)

175 Bergen Boulevard, Fairview, New Jersey 07022

(Address of principal executive offices, including zip code)

 (201) 941-0500

(Registrant’s telephone number including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   YES   X     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES            NO   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]        Accelerated filer [  ]

Non-accelerated filer [  ]          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   X     NO ___

The number of shares of issuer’s outstanding common stock as of November 7, 2011 was 8,345,816, $.01 par value.

VICON FIBER OPTICS CORP.

TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION:

Item 1   Financial Statements~~:~~

Balance Sheets as of September 30, 2011 and December 31 2010

Statements of Operations for the nine and three months ended

September 30, 2011 and 2010 and for the period from July 1, 2007

 (Inception of Development Stage) to September 30, 2011

Statements of Cash Flows for the nine months ended

September 30, 2011 and 2010 and for the period from July 1, 2007

 (Inception of Development Stage) to September 30, 2011

Notes to Financial Statements

Item 2   Management's discussion and analysis of financial condition and results of Operations

Item 4   Controls and Procedures

PART II           OTHER INFORMATION:

Item 1   Legal Proceedings

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3   Defaults Upon Senior Securities

Item 6   Exhibits

SIGNATURES

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30	December 31
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash and equivalents	$ 758	$ 4,038

TOTAL ASSETS	$ 758	$ 4,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$ 16,018	$ 8,206
Accrued expenses and interest	12,508	14,754
Accounts payable – related party	0	17,645
Loan payable – related party	15,000	0
Line of credit – related party	0	66,159
Total Current Liabilities	43,526	106,764

Long-Term Liabilities
Notes payable – related parties	0	75,000

Total Liabilities	43,526	181,764

Stockholders’ Deficit
Common Stock, $.01 par value, 20,000,000 shares authorized, 8,679,069 shares issued (8,345,816 and 7,482,591 - outstanding)	86,791	86,791
Additional paid-in capital	6,575,273	6,524,079
Treasury stock (333,253 and 1,196,478 shares)	(46,887)	(168,338)
Deficit accumulated during the development stage	(6,657,945)	(6,620,258)
Total Stockholders’ Deficit	(42,768)	(177,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 758	$ 4,038

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

FROM JULY 1, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011

(UNAUDITED)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	From July 1, 2007 (inception of development stage) to September 30, 2011

REVENUES	$ 0	$ 0	$ 0

EXPENSES
Professional fees	35,836	11,886	92,159
Interest expense	47	862	1,901
Franchise taxes (recoveries)	39	1,575	5,439
Other	1,765	675	3,237
TOTAL EXPENSES	37,687	14,998	102,736

LOSS FROM OPERATIONS	(37,687)	(14,998)	(102,736)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (37,687)	$ (14,998)	$(102,736)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,082,405	7,482,591

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Three months ended September 30, 2011	Three months ended September 30, 2010

REVENUES	$ 0	$ 0

EXPENSES
Professional fees	7,835	3,498
Interest expense	–	538
Franchise taxes (recoveries)	(1,830)	525
Other	–	675
TOTAL EXPENSES	(6,005)	5,236

LOSS FROM OPERATIONS	(6,005)	(5,236)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$ (6,005)	$ (5,236)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,345,816	7,482,591

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

FROM JULY 1, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011

(UNAUDITED)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	From July 1, 2007 (inception of development stage) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,687)	$(14,998)	$(102,736)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accounts payable - trade	7,812	(20,890)	(8,412)
Increase (decrease) in accrued expenses	(392)	(9,613)	14,362
Increase in accounts payable – related party	0	0	4,398
NET CASH USED IN OPERATING ACTIVITIES	(30,267)	(45,501)	(92,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	15,000	0	15,000
Proceeds from line of credit, net	11,987	45,501	78,146
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,987	45,501	93,146

NET INCREASE (DECREASE) IN CASH	(3,280)	0	758

Cash, beginning of period	4,038	0	0

Cash, end of period	$ 758	$ 0	$ 758

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities
Common stock issued upon conversion of liabilities	$172,645	$ 0	$172,645

Amounts paid for
Interest	$ 0	$ 0	$ 0
Income taxes	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has been reclassified as a development stage enterprise as of July 1, 2007. The accompanying financial statements have been prepared in accordance ASC Topic 915-10. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

The Company was formerly in the business of manufacturing and sales of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements. The Company also manufactured and marketed decorative lamps, which utilize fiber optics for illumination.

Basis of Presentation

The accompanying unaudited condensed financial statements present the condensed balance sheets, condensed results of operations and condensed cash flows of the Company (the "condensed financial statements"). These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed balance sheet as of September 30, 2011, the condensed statements of operations of the Company for the three months ended September 30, 2011 and 2010 and for the period of July 1, 2007 (inception of development stage) to September 30, 2011 and condensed statements of cash flows of the Company for the three months ended September 30, 2011 and 2010 and for the period of July 1, 2007 (inception of development stage) to September 30, 2011.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

VICON FIBER OPTICS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Accrued accounting fees	$ 350	$ 8,450
Accrued audit fees	6,750	1,850
Accrued legal fees	2,500	0
Accrued transfer agent fees	808	0
Accrued interest	0	1,854
Accrued franchise taxes	2,100	2,600
Total Accrued Expenses	$ 12,508	$ 14,754

NOTE 3 – COMMON STOCK ISSUED/DEBT CONVERSIONS

In March of 2011, the Company granted certain related party creditors the right to convert all or a portion of their then outstanding balances receivable from the Company into common stock, at $.20 per share. At the same time, two related party note holders were informed of the Company’s intention to exercise its option and have its obligations to these individuals converted into the Company’s common stock at the same rate of $.20 per share.  All shares in these transactions are to be issued from shares held in the Company’s treasury.

Common shares issued from the Company’s treasury as a result of related party debt conversions in March of 2011, were as follows:

	Balance of Debt Converted	Common Shares Issued
Notes payable	$75,000	375,000
Line of credit*	80,000	400,000
Accounts payable	17,645	88,225
Total	$172,645	863,225

* In conjunction with the debt conversion, the Company’s line of credit was cancelled.

NOTE 4 – LIQUIDITY AND GOING CONCERN

Vicon Fiber Optics has negative working capital, has incurred losses since the inception of development stage, and has received no revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Vicon Fiber Optics to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations as well as the Company’s ability to close a transformative transaction.  Management’s plans include selling its equity securities and/or obtaining debt financing to fund its capital requirement and ongoing operations which primarily relate to the development and investigation of various transactions or business combinations whereby the Company’s existing shareholder base could be used as an asset for an operating company wishing to position such operating company in the public markets; however, there can be no assurance the Company will be successful in these efforts.

VICON FIBER OPTICS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 7, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Information set forth herein contains “forward-looking statements”. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although management believes that the assumptions underlying the forward looking statements included in this document are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this document will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Overview

Vicon Fiber Optics Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on April 7, 1969.  The Company, until June 2007, derived the majority of its revenue from (1) the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements and (2) the sale of decorative lamps utilizing fiber optics for their illumination and color display.

Following the cessation of the Company’s regular business activities in June 2007, the Company was reorganized as a vehicle to pursue a business combination. While general efforts have been made to identify possible acquisition targets, presently no specific prospects have been identified. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  As of the date of this filing, the Company has total assets comprised solely of cash in the bank of less than $5,000 and its auditors issued an opinion stating that factors exist which give cause to raise substantial doubt about its ability to continue as a going concern.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company presently is being maintained to serve as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the management of the Registrant. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)

 Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)

Strength and diversity of management, either in place or scheduled for recruitment;

(d)

Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)

The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)

The extent to which the business opportunity can be advanced;

(g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Results of Operations

During the nine and three months ended September 30, 2011, the Company incurred a losses of $37,687 and $6,005, respectively. These compared to losses of $14,998 and $5,236 for the corresponding periods in the preceding year. Costs for the first two quarters of 2010 included those associated with the preparation and filing of the Company registration statement on Form 10 with the United States Securities and Exchange Commission. As no such costs were required in the previous year, this was the primary reason for the Company’s higher year-to-date costs, and corresponding net loss in the current fiscal year.

The Company is in the development stage and has not earned any revenues from operations to date. In the next twelve months the Company  expects to incur expenses of approximately $50,000 for legal, accounting, audit, and other professional service fees related to fulfilling its income tax and securities regulatory filing requirements.

The Company presently exists as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Its principal business objective for the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict any potential candidate target company to any specific business, industry or geographical location and, thus, may acquire any type of business deemed suitable.

Liquidity and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. Its present level of working capital and available resources are not considered sufficient to enable it to carry out its near and mid range business plans. To meet short-term financing needs to date in fiscal 2010, a stockholder of the Company had loaned funds on an “as needed basis”.  Amounts needed to finance short-term future operations and any associated with investigating and analyzing business combinations for the next twelve months and beyond are expected to continue to be paid with amounts loaned to, or invested in, the Company by its present stockholders, member of management or other investors.

Management also anticipates that the Company will require additional funds to complete its long term business goals and strategies. Management anticipates future debt or equity issuances for that purpose.  Formalized plans have yet to be developed in that regard.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 4.   Controls and Procedures

None

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 6.   Exhibits

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		10-12G	3.1	06-13-11
3.2	Bylaws		10-12G	3.2	06-13-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X

32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICON FIBER OPTICS CORP.

Date: November 17, 2011

   By: /s/ Arthur Levine

     Arthur Levine

      President and Chief Executive Officer

Date: November 17, 2011

   By: /s/ Allan Borkowski

     Allan Borkowski

      Treasurer and Chief Financial Officer