Form 10-K
period 2011-12-31
VICON FIBER OPTICS CORP
filed 2012-05-22
CIK 718396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____.

Commission File Number: 0-11057

VICON FIBER OPTICS CORP

 (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2615925 (I.R.S. employer identification number)
175 Bergen Boulevard, Fairview, New Jersey 07022 (Address of principal executive offices and zip code) (201) 941-0500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  [  ]   NO   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark if the disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X]   NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2011 is $1,689,163 based on 8,445,816 shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “VFOX”.

Number of shares outstanding of the issuer’s common stock as of December 31, 2011 is 8,445,816 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

        We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

        From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "project," "predict," "believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

        Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company's operations, products, services and prices.

        We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

        Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the "SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

VICON FIBER OPTICS CORP.

ANNUAL REPORT OF FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.   BUSINESS

Overview

Vicon Fiber Optics Corp. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on April 7, 1969.

The Company, until June 2007, derived the majority of its revenue from (1) the manufacture and sale of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements and (2) the sale of decorative lamps utilizing fiber optics for their illumination and color display.

Following the cessation of the Company’s regular business activities in June 2007, the Company was reorganized as a vehicle to pursue a business combination and is not conducting any business. The Company is actively seeking an acquisition, merger, reverse merger, or similar business combination with a company with active operations. If such a transaction occurs, the Company would thereafter be engaged in an active business. However, the Company is not currently engaged in meaningful negotiations with any such business. It is also possible that the Company might not be successful in finding a suitable company to acquire or merge with. If, over time, the Company fails to find a suitable company to acquire or merge with, then the Company may consider liquidating and dissolving. If liquidation were to occur, any remaining assets of the Company would be sold, and (after payment of the Company’s remaining liabilities) the cash proceeds, together with all other cash then held by the Company, would be distributed to the Company’s stockholders. The Company would then be dissolved and would cease to exist. The Company selected December 31 as its fiscal year end.

Business of the Registrant

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.   Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

(g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time, the Company has not specifically identified any third parties that it may engage.  The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction.  The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified.  Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Through information obtained from industry professionals and publications, the Company is aware that there are hundreds of shell companies seeking a business combination target.  As a result, the Company’s management believes the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its common stock, par value $.01 per share (the “Common Stock”) or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  Our management intends to use its existing business contacts and relationships in order to identify a business combination target for us.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target hat is chosen, including such factors as the location, size and complexity of the business of the target company.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.  The Company has not established a timeline with respect to the identification of a business combination target.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by other entities.  Our management will be dividing its time amongst the Company and the other companies for which they are employed. Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company and believe that they will be able to devote the amount of time required to consummate a business combination transaction as necessary.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2.   PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.   LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our preferred stock is not publicly traded. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “VFOX” by the Ameritrade Holding Corp. The registrant’s common stock did not trade and therefore no quotations are available for the fiscal years ended December 31, 2011 and December 31, 2010.

(b) Holders.

As of December 31, 2011, there were 666 record holders of 8,445,816 shares of the Common Stock issued.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company presently exists as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond will be paid with amounts to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through additional amounts, as necessary, to be advanced, loaned by or invested in us by our stockholders, management or other investors. As of December 31, 2011 the Company had cash of $850 in its treasury and no other significant assets. We currently have no agreements or specific arrangements in place with our stockholders, management or other investors, however, our management and certain stockholders have indicated an intention to advance funds to the Company as needed in order to cover costs related to the Company’s Exchange Act filing requirements and investigating, analyzing and consummating an acquisition.  There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. Our ability to continue is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company is in the development stage and has not earned any revenues from operations to date. In the next 12 months we expect to incur expenses of approximately $50,000 for legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements.  The costs related to the acquisition of a business combination target company are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates.  The Company's ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information obtained from industry professional and publications and as a result of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management, through its various contacts and its affiliations with other entities, will locate a business combination target.  We expect that funds in the amount of approximately $50,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements, in addition to any other funds that will be required in order to complete a business combination.  Such funds can only be estimated upon identifying a business combination target. Our management and certain stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management and its stockholders.  Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Results of Operations

The Company is in the development stage and has not earned any revenues from operations since 2007. Expenses to date have primarily been those associated with regulatory and tax compliance filings.

For 2011, the Company incurred a net loss of $46,000. This compared to a net loss of $40,000 for the year ended December 31, 2010. Higher professional fees related to documents completed and filed with the Securities and Exchange Commission during 2011 was the primary factor contributing to this increase.

Liquidity and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. Its present level of working capital and available resources are not considered sufficient to enable it to carry out its near and mid-range business plans.

During 2011, the Company was able to meet its financial operating needs by obtaining short-term unsecured interest-free loans of approximately $24,000 from a stockholder and delaying payments to several vendors, when possible, beyond their initial due dates. Additionally, outstanding liabilities of $193,000, including $20,000 of the aforementioned 2011 stockholder loans, were converted into common stock of the Company at $.20 per share.

The Company anticipates expenses of approximately $50,000 during the next twelve months for legal, accounting, audit, and other professional service related to fulfilling its income tax and securities regulatory filing requirements. Amounts needed to finance short-term future operations and any associated with investigating and analyzing business combinations for the next twelve months and beyond are expected to continue to be paid with amounts loaned to, or invested in, the Company by its present stockholders, member of management or other investors.  However, no formal firm commitments are in place in that regard, and there can be no assurance that sufficient financing will be made available.

Management also anticipates that the Company will require additional funds to complete its long term business goals and strategies. Future debt or equity issuances are anticipated for that purpose. Formalized plans have yet to be developed in that regard.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.  All significant accounting policies have been disclosed in Note 1 to the consolidated financial statements for the years ended December 31, 2011 and 2010 contained herewith

Property and Equipment

There were no purchases of property and equipment during fiscal 2011. We have no commitments to purchase property and equipment.

Contractual obligations

We have no material commitments related to leases, debt, purchases or other contracts.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VICON FIBER OPTICS CORP. (A DEVELOPMENT STAGE COMPANY) TABLE OF CONTENTS DECEMBER 31, 2011
Report of Independent Registered Public Accounting Firm	13
Balance Sheets at December 31, 2011 and December 31, 2010	14
Statements of Operations for the Years Ended December 31, 2011 and 2010 for the period from July 1, 2007 (Inception of Development Stage) to December 31, 2011	15
Statements of Stockholders’ Deficit for the period from July 1, 2007 (Inception of Development Stage) to December 31, 2011	16
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the period from July 1, 2007 (Inception of Development Stage) to December 31, 2011	17
Notes to Financial Statements	18-22

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Vicon Fiber Optics Corp.

Fairview, NJ

We have audited the accompanying balance sheets of Vicon Fiber Optics Corp., as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from July 1, 2007 (inception of development stage) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vicon Fiber Optics Corp., as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period from July 1, 2007 (inception of development stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Vicon Fiber Optics Corp. will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 6, 2012

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$850	$4,038

TOTAL ASSETS	$850	$4,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$19,537	$8,206
Accrued expenses	8,600	14,754
Accounts payable – related party	—	17,645
Loan payable – related party	4,182
Line of credit – related party	—	66,159
Total Current Liabilities	32,319	106,764

Long-Term Liabilities
Notes payable – related parties	—	75,000

Total Liabilities	32,319	181,764

Stockholders’ Deficit
Common Stock, $.01 par value, 20,000,000 shares authorized, 8,679,069 shares issued (8,445,816 and 7,482,591 - outstanding)	86,791	86,791
Additional paid-in capital	6,581,193	6,524,079
Treasury stock (233,253 and 1,196,478 shares)	(32,807)	(168,338)
Deficit accumulated during the development stage	(6,666,646)	(6,620,258)
Total Stockholders’ Deficit	(31,469)	(177,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$850	$4,038

 See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

FROM JULY 1, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	From July 1, 2007 (inception of development stage) to December 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	45,325	34,050	101,648
Franchise taxes	439	2,600	5,839
Other	567	1,472	2,039
TOTAL OPERATING EXPENSES	46,331	38,122	109,526

LOSS FROM OPERATIONS	(46,331)	(38,122)	(109,526)

OTHER INCOME (EXPENSE)
Interest Expense	(57)	(1,854)	(1,911)

LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(46,388)	(39,976)	(111,437)

PROVISION FOR FEDERAL INCOME TAX	0	0	0

NET LOSS	$(46,388)	$(39,976)	$(111,437)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,174,453	7,482,491

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 1, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

	Common Stock		Additional paid-in	Treasury	Deficit accumulated during the development
	Shares	Amount	capital	stock	stage	Total

Inception of development stage, July 1, 2007	8,679,069	$86,791	$6,524,079	$(168,338)	$(6,555,209)	$(112,677)

Net loss for the period from July 1, 2007 (inception of development stage) to December 31, 2007	—	—	—	—	(5,323)	(5,323)

Balance, December 31, 2007	8,679,069	86,791	6,524,079	(168,338)	(6,560,532)	(118,000)

Net loss for the year ended December 31, 2008	—	—	—	—	(8,750)	(8,750)

Balance, December 31, 2008	8,679,069	86,791	6,524,079	(168,338)	(6,569,282)	(126,750)

Net loss for the year ended December 31, 2009	—	—	—	—	(11,000)	(11,000)
Balance, December 31, 2009	8,679,069	86,791	6,524,079	(168,338)	(6,580,282)	(137,750)

Net loss for the year ended December 31, 2010	—	—	—	—	(39,976)	(39,976)
Balance, December 31, 2010	8,679,069	86,791	6,524,079	(168,338)	(6,620,258)	(177,726)

Common stock issued from treasury in 2011 in settlement of liabilities	—	—	57,114	135,531	—	192,645
Net loss for the year ended December 31, 2011	—	—	—	—	(46,388)	(46,388)
Balance, December 31, 2011	8,679,069	$86,791	$6,581,193	$(32,807)	$(6,666,646)	$(31,469)

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

FROM JULY 1, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	From July 1, 2007 (inception of development stage) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(46,388)	$(39,976)	$(111,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable - trade	11,331	(17,149)	(4,893)
Increase (decrease) in accrued expenses	(4,300)	(4,996)	10,454
Increase (decrease) in accounts payable – related party	—	—	4,398
Net cash used in operating activities	(39,357)	(62,121)	(101,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan proceeds	24,182	—	24,182
Proceeds from line of credit	11,987	66,159	78,146
Net cash provided by financing activities	36,169	66,159	102,328

Net increase (decrease) in cash and cash equivalents	(3,188)	4,038	850
Cash and cash equivalents, beginning of period	4,038	0	0

Cash and cash equivalents, end of period	$850	$4,038	$850

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities
Common stock issued in settlement of liabilities	$192,645	$0	$192,645
Amounts paid for
Interest paid	$57	$0	$57
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vicon Fiber Optics Corp. (the "Company") was incorporated in 1969. On July 1, 2007, the Company was reclassified as a development stage company. The Company plans to seek, for acquisition, suitable business opportunities for its present management to further develop.

Development Stage Company

The Company has been reclassified as a development stage enterprise as of July 1, 2007. The accompanying financial statements have been prepared in accordance ASC Topic 915-10. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

The Company was formerly in the business of manufacturing and sales of fiber optic illuminating systems and components for use in conjunction with dental equipment and instruments utilizing fiber optic elements. The Company also manufactured and marketed decorative lamps, which utilize fiber optics for illumination.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2011 and 2010, the Company had cash balances of $850 and $4,038, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable - trade, accrued expenses, and loan payable – related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation granted during the period from July 1, 2007 (inception of development stage) to December 31, 2011 and the Company has not adopted a stock option plan or granted any stock options in that period. All prior options and warrants have expired.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There was no stock-based compensation issued to non-employees in 2011 or 2010.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31:

	2011	2010
Accrued accounting fees	$—	$1,850
Accrued audit fees	5,700	8,450
Accrued legal fees	2,500	—
Interest	—	1,854
Accrued franchise taxes	400	2,600
Total Accrued Expenses	$8,600	$14,754

NOTE 3 – RELATED PARTY TRANSACTIONS

Accounts payable

The Company had outstanding invoices for consulting services to a related party for services provided in 2006 and 2007. The balance of the accounts payable – related party was $17,645 as of December 31, 2010. The entire balance was settled through the issuance of common stock in 2011 (see Note 4).

Notes payable

At December 31, 2010, the Company had two outstanding interest free notes payable to related parties for $75,000, in aggregate. Under an agreement entered into in 2007, at the discretion of the note holder or the Company, these notes can be converted to common stock of the Company at $0.20 per share. The conversion option was to expire on June 30, 2011, the due date of the notes.   In March of 2011, the Company informed both of the note holders of its intention to exercise each of its options and these debts were converted into common stock (see Note 4).

Line of Credit

On December 8, 2009, the Company entered into an agreement for a revolving line of credit of $80,000 which was to mature on December 31, 2011. Interest was charged at 6%. As of December 31, 2010 the balance drawn on the line of credit was $66,159. The remaining $13,841 was drawn upon in the first quarter of 2011.

In March of 2011, all of the then outstanding borrowings against the line of credit and accrued interest thereon, in addition to the above mentioned notes and accounts payable to related parties, were converted into common stock of the Company (see Note 4). Concurrent with the issuance of common stock in settlement of the outstanding line of credit borrowings, the line of credit was cancelled.

NOTE 4 – CAPITAL STOCK

The Company has 20,000,000 shares of $0.01 par value common stock authorized. The Company had 8,679,069 shares of common stock issued as of December 31, 2011 and 2010 including shares held in treasury of 233,253 in 2011, and 1,196,478 in 2010.

In March of 2011, the Company granted certain related party creditors the right to convert all or a portion of their then outstanding balances receivable from the Company into common stock, at $.20 per share. At the same time, two related party note holders were informed of the Company’s intention to exercise its option and have its obligations to these individuals converted into the Company’s common stock at the same rate of $.20 per share. All shares in these transactions were to be issued from shares held in the Company’s treasury.

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4 – CAPITAL STOCK (CONTINUED)

Common shares issued from the Company’s treasury as a result of related party debt conversions in March of 2011, are as follows:

	Balance of Debt Converted	Common Shares Issued

Notes payable	$75,000	375,000

Line of credit	80,000	400,000

Accounts payable	17,645	88,225
Total	$172,645	863,225

In October of 2011, an additional 100,000 shares were issued from the Company’s treasury upon conversion of $20,000 in loans made to the Company by a stockholder during 2011.

NOTE 5 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, has incurred losses since the inception of development stage, and has received no revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 6 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $1,819,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The provision for federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$15,780	$13,592
Less: valuation allowance	(15,780)	(13,592)
Net provision for Federal income taxes	$0	$0

VICON FIBER OPTICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2011

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$618,507	$602,727
Less: valuation allowance	(618,507)	(602,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,819,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for this arrangement to continue. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A   CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2011 because certain elements of an effective control environment were not present as of December 31, 2010, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we do not have an established audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and our board of directors, with two of our three directors being members of management. Additionally, since we have no employees, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2011, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2011. Management intends on taking necessary steps to remediate the material weaknesses during the next fiscal year.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
Arthur W. Levine	54	President and Director
Allan Borkowski	70	Secretary, Treasurer and Director
Robert J. Figliozzi	72	Director

Family Relationships

There are no family relationships among our directors or officers

Business Experience

Arthur W. Levine (54), Mr. Levine joined Vicon Fiber Optics Corp in September of 2000 and has since served as registrant’s President and as a member of its Board of Directors. In addition, Mr. Levine is a Director of DS Group a worldwide specialty chemical distributor, and a member of the Board of Directors of TML Medical Partners which operates and provides structured financings for stand-alone surgery centers. Mr. Levine also serves on several public service boards in his community

Allan Borkowski (70), Mr. Borkowski has been a director of Vicon Fiber Optics Corp since April of 1998 and its Secretary and Treasurer since December of 2007. He is the principal stockholder and President of ASB Consultants, Inc. a privately held business consulting firm. Mr. Borkowski is also a member of Optivest Global Partners, a privately held limited liability company which provides business development services. Previously, Mr. Borkowski had been employed by the Boeing Company, United Technologies Corp. and Fairchild Camera, and has served on the Board of Directors of Selvac Corp and its successor, Mehl/Biophile International Corp. both publicly held companies, from 1982 through February 1997.

Robert J. Figliozzi (72), Mr. Figliozzi has been a director of Vicon Fiber Optics Corp since April of 1998. Mr. Figliozzi had been an executive vice president and a director of Mehl/Biophile International Corp. from April 1997 through July 1998. From August 1994 to April 1997 he was Vice President of World Fuel Corporation, an aviation and fueling service corporation listed on the New York Stock Exchange (NYSE). Previously, he had been a general partner with a NYSE brokerage firm and director of surveillance for the National Association of Securities Dealers (NASD).

Employees

None.

Prior Blank Check Company Experience

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent, or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. There were no Forms 3, 4 and 5 filed for the fiscal year ended December 31, 2011 because there was no issuances of stock/options/warrants issued to any of the Company’s officers, directors and persons who own more than 10% of the Company’s outstanding common stock for the fiscal year ended December 31, 2011.

Limitation of Liability of Directors and Indemnification

Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses including attorneys' fees, judgments, fines and amounts paid in settlement in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative other than an action by or in the right of the corporation, a derivative action, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of derivative actions, except that indemnification only extends to expenses including attorneys' fees incurred in connection with the defense or settlement of such actions, and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation's certificate of incorporation, bylaws, agreement, a vote of stockholders or disinterested directors or otherwise.

The Company’s Certificate of Incorporation provides that it will indemnify and hold harmless, to the fullest extent permitted by Section 145 of the Delaware General Corporation Law, as amended from time to time, each person that such section grants us the power to indemnify.

The Delaware General Corporation Law permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

•

any breach of the director's duty of loyalty to the corporation or its stockholders;

•

acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•

payments of unlawful dividends or unlawful stock repurchases or redemptions; or

•

any transaction from which the director derived an improper personal benefit.

The Company’s Certificate of Incorporation provides that, to the fullest extent permitted by applicable law, none of our directors will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Any repeal or modification of this provision will be prospective only and will not adversely affect any limitation, right or protection of a director of our company existing at the time of such repeal or modification.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the Company is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors and Chief Financial Officer (Allan Borkowski) perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Code of Business Conduct and Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors perform some of the functions associated with a Nominating Committee.

ITEM 11.   EXECUTIVE COMPENSATION

No compensation has been paid to any executive officer in 2008, 2009, 2010 or 2011.

The Company's officers and directors have not received any cash or other compensation since 2007. They will not receive any compensation until the consummation of an acquisition.  Our officer and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

The Company presently has no active retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees. Furthermore, there are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers during fiscal years 2010 and 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, the number of shares of Common Stock owned of record and beneficially by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership**	Percent of Class
Arthur Levine, CEO, President and Director	125,000	1.4%
Allan Borkowski***, CFO and Director	161,000	1.9%

*c/o 5 Horizon Road, Fort Lee, NY 070274

**Common stock of the Company

***Includes 5,000 shares of common stock of the Company owned by Mr. Borkowski’s spouse for which he disclaims any beneficial interest

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons, Promoters, and Certain Control Persons

As of December 31, 2011 outstanding liabilities of the registrant payable to the following individuals/entities were satisfied in full through the issuance of the registrant’s common stock:

		Number of Common
	Liability	Shares Issued to
Name of Creditor	Amount	Creditor or Assignee
Allan Borkowski (1)	$17,645	88,225
James J. Leonard (2)	$50,000	250,000
Arthur Levine (1)	$25,000	125,000
Optivest Global Partners, LLC (3)	$80,000	400,000

(1) An officer, director and stockholder of the registrant

(2) A stockholder of the registrant

(3) A limited liability company a majority of which is owned by Allan Borkowski

Promoters and Certain Control Persons

Certain fees and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and the filing of the Company’s registration statement on Form 10 have been advanced to the Company by our stockholders.  As a result, each of such stockholders which participated in the founding and organizing of the Company may be deemed to be a promoter of the Company.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010, are set forth in the table below:

Fee Category	Year ended December 31, 2011	Year ended December 31, 2010
Audit fees (1)	$7,950	$7,750
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$7,950	$7,750

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee. Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain minimum standards.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

 (1) Financial Statements See Item 8 in Part II of this report.

(2) All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(b)

 (3) Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		10-12G	3.1	06-13-11
3.2	Bylaws		10-12G	3.2	06-13-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Fairview, NJ on this 22 day of May, 2012.

VICON FIBER OPTICS CORP.

Date: May 22, 2012	By:	/s/ Arthur Levine
Arthur Levine President, CEO, and Director (principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this ___ day of May, 2012.

Date: May 22, 2012	By:	/s/ Arthur Levine
Arthur Levine President, CEO, and Director
(principal executive officer)

Date: May 22, 2012	By:	/s/ Allan Borkowski
Allan Borkowski Chief Financial Officer, Treasurer, and Director
(principal financial and accounting officer)